Form 10-Q
period 2016-07-03
EXAR CORP
filed 2016-08-10
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

     FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

The number of shares outstanding of the Registrant’s Common Stock was 49,574,599 as of August 5, 2016.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	July 3,	March 27,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$85,276	$55,070
Accounts receivable (net of allowances of $886 and $809)	15,539	16,130
Accounts receivable, related party (net of allowances of $425 and $617)	3,184	3,247
Inventories	22,104	20,807
Other current assets	2,179	1,922
Assets held for sale	92,688	93,911
Total current assets	220,970	191,087
Property, plant and equipment, net	5,159	20,299
Goodwill	31,613	31,613
Intangible assets, net	11,012	11,735
Other non-current assets	1,006	639
Total assets	$269,760	$255,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,312	$11,258
Accrued compensation and related benefits	2,273	2,984
Deferred income and allowances on sales to distributors	3,213	3,053
Deferred income and allowances on sales to distributor, related party	5,885	4,683
Other current liabilities	12,299	10,669
Liabilities held for sale	2,479	3,470
Total current liabilities	37,461	36,117
Long-term lease financing obligations	856	1,285
Other non-current obligations	4,314	3,422
Total liabilities	42,631	40,824

Commitments and contingencies (Notes 14, 15 and 16)

Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 48,998,725 and 48,545,311 shares outstanding	5	5
Additional paid-in capital	532,847	529,207
Accumulated deficit	(305,723)	(314,663)
Total stockholders’ equity	227,129	214,549
Total liabilities and stockholders’ equity	$269,760	$255,373

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 3,	June 28,
	2016	2015
Sales:
Net sales	$19,636	$16,806
Net sales, related party	7,500	11,377
Total net sales	27,136	28,183

Cost of sales:
Cost of sales	10,411	9,776
Cost of sales, related party	2,769	4,916
Amortization of purchased intangible assets	594	613
Total cost of sales	13,774	15,305
Gross profit	13,362	12,878

Operating expenses:
Research and development	4,931	6,429
Selling, general and administrative	6,564	7,746
Merger and acquisition costs	855	544
Restructuring charges and exit costs, net	923	1,230
Impairment of design tools	1,519	-
Gain on sale of land and building under sale-leaseback arrangement	(9,300)	-
Total operating expenses, net	5,492	15,949
Income (loss) from operations	7,870	(3,071)

Other income and (expense), net:
Interest income and other, net	2	(22)
Interest expense	(38)	(48)
Total other expense, net	(36)	(70)

Income (loss) before income taxes	7,834	(3,141)
Provision for (benefit from) income taxes	291	(787)
Net income (loss) from continuing operations	7,543	(2,354)
Net income (loss) from discontinued operations (See Note 3)	1,397	(156)
Net income (loss) and comprehensive income (loss)	$8,940	$(2,510)

Net income (loss) per share from continuing operations:
Basic	$0.15	$(0.05)
Diluted	$0.15	$(0.05)
Net income per share from discontinued operations:
Basic	$0.03	$-
Diluted	$0.03	$-
Net income (loss) per share:
Basic	$0.18	$(0.05)
Diluted	$0.18	$(0.05)
Shares used in computation of net income (loss) from continuing operations per share:
Basic	48,680	47,927
Effect of options and awards	378	-
Diluted	49,058	47,927
Shares used in computation of net income (loss) from discontinued operations per share:
Basic	48,680	47,927
Effect of options and awards	378	-
Diluted	49,058	47,927
Shares used in computation of net income (loss) per share:
Basic	48,680	47,927
Effect of options and awards	378	-
Diluted	49,058	47,927

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 3,	June 28,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$8,940	$(2,510)
Income (loss) from discontinued operations	1,397	(156)
Income (loss) from continuing operations	7,543	(2,354)
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	2,104	2,381
Gain on sale of land and building under sale-leaseback arrangement	(9,300)	-
Amortization of deferred gain on sale-leaseback arrangement	(199)	-
Stock-based compensation expense	1,103	1,722
Impairment of design tools	1,519	-
Changes in operating assets and liabilities:
Accounts receivable	654	3,641
Inventories	(1,297)	(518)
Prepaid expenses, other current assets and other assets	(6)	(862)
Accounts payable	40	2,459
Accrued compensation and related benefits	(711)	(185)
Deferred income	1,362	(2,808)
Other current and non-current liabilities	(245)	(1,284)
Net cash provided by operating activities - continuing operations	2,567	2,192
Net cash provided by (used in) operating activities - discontinued operations	1,577	(630)
Net cash provided by operating activities	4,144	1,562

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(125)	(105)
Sale of land and building under sale-leaseback arrangement	24,051	-
Net cash provided by (used in) investing activities - continuing operations	23,926	(105)
Net cash provided by investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	23,926	(105)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,673	966
Purchase of stock for withholding taxes on vested restricted stock	(84)	(1,083)
Cash settlement of equity award	-	(354)
Payments of lease financing obligations	(453)	(459)
Net cash provided by (used in) financing activities - continuing operations	2,136	(930)
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	2,136	(930)
Net increase in cash and cash equivalents	30,206	527
Cash and cash equivalents at the beginning of the period	55,070	55,233
Cash and cash equivalents at the end of the period	$85,276	$55,760

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Description of Business— Exar Corporation (“Exar,” “us,” “our” or “we”) was incorporated in California in 1971 and reincorporated in Delaware in 1991. Exar designs, develops and markets analog mixed-signal solutions serving the Industrial, Infrastructure, Automotive, and Audio/Video markets. Our comprehensive knowledge of end-user markets along our experience in analog and mixed signal technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and mixed signal technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, LED lighting solutions, and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Exar’s product portfolio includes Connectivity, Mixed-signal, Power Management, High Performance Analog, Processors and LED lighting.

Basis of Presentation and Use of Management Estimates— The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of July 3, 2016 and our results of operations for the three months ended July 3, 2016 and June 28, 2015, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2017 and 2016 consist of 53 and 52 weeks, respectively. The first quarter of fiscal years 2017 and 2016 consist of 14 and 13 weeks, respectively.

Discontinued Operations— On June 1, 2016, we entered into an agreement to sell 100% of the issued and outstanding shares of Integrated Memory Logic Limited (“iML”), a wholly-owned subsidiary. The sale is expected to close before the end of our current fiscal year. As a result, we report the operating results of iML in the net income (loss) from discontinued operations line in the condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with iML are reported as assets held for sale and liabilities held for sale, in the condensed consolidated balance sheets. Totals for discontinued operation cash flows are separately reported within operating, investing and financing activities within the condensed consolidated statements of cash flows. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company’s continuing operations. See “Note 3-Discontinued Operations”.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

NOTE 3.    DISCONTINUED OPERATIONS

On June 1, 2016, we entered into a definitive agreement to sell iML to Beijing E-town Chipone Technology Co., Ltd for $136 million, payable in cash, and adjusted for iML’s cash and debt at closing. At July 3, 2016, we have classified the iML disposal group as held-for-sale and presented the results of iML’s operations as net income (loss) from discontinued operations in the condensed consolidated statements of operations. The assets and liabilities of iML are recorded as assets held for sale and liabilities held for sale within the condensed consolidated balance sheets, respectively. We are expecting to record a gain on the sale of iML that will be recognized when the transaction closes. The transition services associated with this transaction are expected to be immaterial.

Summarized results from discontinued operations during the first quarter of fiscal 2017 and 216 are as follows:

	July 3,	June 28,
	2016	2015
Net sales	$13,522	$12,239

Cost of sales:
Cost of sales	7,702	5,825
Amortization of purchased intangible assets	1,245	1,855
Total cost of sales	8,947	7,680
Gross profit	4,575	4,559
Operating expenses:
Research and development	1,685	1,881
Selling, general and administrative	1,397	1,946
Total operating expenses, net	3,082	3,827

Interest income and other, net	(3)	(4)

Income (loss) before income taxes	1,496	736
Provision for income taxes	99	892
Net income (loss) from discontinued operations	$1,397	$(156)

As of July 3, 2016 and March 27, 2016, the aggregate components of assets and liabilities classified as discontinued operations and included in current assets and current liabilities consisted of the following:

	July 3,	March 27,
	2016	2016
Accounts receivables, net	$14,162	$13,427
Inventories	7,915	7,944
Deferred income taxes and other assets	118	248
Property, plant and equipment, net	95	88
Goodwill	13,258	13,258
Identifiable intangible assets, net	57,140	58,946
Total assets	$92,688	$93,911
Accounts payable	$1,127	$2,024
Accrued liabilities	1,307	1,422
Deferred income taxes and other liabilities	45	24
Total liabilities	$2,479	$3,470

NOTE 4.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	July 3,	March 27,
	2016	2016
Raw materials	$1,080	$1,012
Work-in-progress	9,140	9,780
Finished goods	11,884	10,015
Total inventories	$22,104	$20,807

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	July 3,	March 27,
	2016	2016
Land	$-	$6,660
Building	-	16,365
Machinery and equipment	37,885	37,813
Software and licenses	22,068	22,045
Leasehold Improvement	763	755
Property, plant and equipment, total	60,716	83,638
Accumulated depreciation and amortization	(55,557)	(63,339)
Total property, plant and equipment, net	$5,159	$20,299

The decrease in land and building relates to the sale-leaseback of our Fremont office building. The accumulated depreciation and amortization for the three months ended July 3, 2016 includes a $1.5 million write down for impaired design tools. See “Note 13 - Lease Financing Obligation.”

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	July 3,	March 27,
	2016	2016
Short-term lease financing obligations	$3,772	$3,784
Deferred gain on sale of land and building under sale-leaseback arrangement	1,594	-
Accrual for stock awards in connection with Cadeka acquisition	1,200	1,200
Purchase consideration holdback	1,006	1,006
Accrued legal and professional services	867	1,247
Accrued sales and marketing expenses	606	699
Accrued manufacturing expenses, royalties and licenses	318	486
Accrued restructuring charges and exit costs	697	494
Other current liabilities	2,239	1,753
Total other current liabilities	$12,299	$10,669

Our other non-current obligations consisted of the following as of the dates indicated (in thousands):

	July 3,	March 27,
	2016	2016
Long-term taxes payable	$3,432	$3,339
Long term deferred gain of land and building under sale-leaseback arrangement	797	-
Deferred tax liability	85	83
Total other non-current obligations	$4,314	$3,422

The deferred rent included in other current and non-current liabilities relates to deferred gain associated with our sale-leaseback, net of amortization. See “Note 13. Lease Financing Obligations”.

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

We had no assets or liabilities utilizing Level 3 inputs as of July 3, 2016 or March 27, 2016.

There were no transfers between Level 1 and Level 2 during the fiscal quarter ended July 3, 2016.

As of July 3, 2016, all of our investments, consisting of money market funds with a fair value of $36.3 million, were classified as Level 1 investments.

In June 2016, we donated the 93,000 common shares of CounterPath received in the first quarter of fiscal 2015 resulting from the dissolution of Skypoint Telecom Fund II (US), LP, in which we were a limited partner, and wrote off the related $50 thousand carrying value.

Our cash and cash equivalents as of the dates indicated below were as follows (in thousands):

	July 3,	March 27,
	2016	2016
Cash and cash equivalents
Cash in financial institutions	$48,953	$55,066
Money market funds	36,323	4
Total cash and cash equivalents	$85,276	$55,070

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in interest income and other, net within the condensed consolidated statements of operations. During the three months ended July 3, 2016 and June 28, 2015, there were no net realized gains (losses) on the sale of marketable securities.

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis or when events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of our operations and comparability of our market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have one single operating segment and one chief operating decision maker, our Chief Executive Officer (“CEO”), we assess goodwill for impairment at the enterprise level.

As of July 3, 2016, we performed a goodwill impairment analysis from continuing operations and concluded that it was not impaired as the fair value of the continuing operations exceeded the carrying value of the continuing business. Upon entering into a definitive agreement to sell iML, $13.3 million of goodwill was reclassified to assets held for sale based on the respective fair values of the disposal group and continuing operations. See “Note 3. Discontinued Operations”.

Intangible Assets

Our purchased intangible assets for continued operations as of the dates indicated below were as follows (in thousands):

	July 3, 2016				March 27, 2016
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Amortized intangible assets:
Existing technology	$53,878	$(44,097)	$9,781	4.3	$53,878	$(43,502)	$10,376	4.6
Customer relationships	5,225	(3,994)	1,231	3.4	5,225	(3,890)	1,335	3.6
Distributor relationships	1,264	(1,264)	-	-	1,264	(1,261)	3	-
Patents/Core technology	3,459	(3,459)	-	-	3,459	(3,459)	-	-
Trade names	210	(210)	-	-	210	(189)	21	-
Total	$64,036	$(53,024)	$11,012		$64,036	$(52,301)	$11,735

During the first quarter of fiscal year 2017, $57.1 million of net intangible assets were reclassified to assets held for sale. See “Note 3-Discontinued Operations”.

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

As of July 3, 2016, we performed a goodwill impairment analysis from continuing operations and concluded that it was not impaired as the fair value of the continuing operations exceeded the carrying value of the continuing business. Upon entering into a definitive agreement to sell iML, $13.3 million of goodwill was reclassified to assets held for sale based on the respective fair values of the disposal group and continuing operations. See “Note 3. Discontinued Operations”.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended
	July 3,	June 28,
	2016	2015
Amortization expense	$723	$760

The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2017 (9 months remaining)	$2,115
2018	2,802
2019	2,488
2020	1,989
2021	1,325
2022 and thereafter	293
Total future amortization	$11,012

NOTE 7.	LONG-TERM INVESTMENTS

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

As of the date indicated below, our long-term investments balance, which is included in the other non-current assets line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	July 3,	March 27,
	2016	2016
Beginning balance	$389	$394
Donation of Counterpath shares	(50)	-
Impairment charges	-	(5)
Ending balance	$339	$389

In June 2016, we donated the common shares of Counterpath and recorded the corresponding reduction in long term investment balances. At July 3, 2016 the remaining balance consists of an investment in a privately held company.

NOTE 8.	RELATED PARTY TRANSACTIONS

Alonim Investments Inc.

Alonim Investments Inc. (“Alonim”) through its wholly-owned affiliate, Rodfre Holdings LLC, owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of July 3, 2016. As such, Alonim is our largest stockholder. Future Electronics Inc. (“Future”) is also an affiliate of Alonim and our largest distributor. One of our directors is an executive officer of Future. Our related party transactions primarily involved sales to Future.

Related party net sales as a percentage of our total net sales for the periods indicated below were as follows:

	Three Months Ended
	July 3,	June 28,
	2016	2015
Future and affiliates of Alonim	28%	40%

Related party receivables as a percentage of our net accounts receivables were as follows as of the dates indicated below:

	July 3,	March 27,
	2016	2016
Future and affiliates of Alonim	17%	17%

Related party expenses for marketing promotional materials reimbursed were not significant for the three months ended July 3, 2016 and June 28, 2015, respectively.

FusionOps, Inc.

The former CEO of FusionOps, Inc. is a member of the board of directors for Exar Corporation. For the three months ended July 3, 2016 and June 28, 2015 the Company paid $49,000 and $53,200, respectively to FusionOps, Inc. to build an application for internal data analysis and we recorded these amounts as expense in the period in which such costs were incurred.

Interim President and Chief Executive Officer (“Interim CEO”)

Richard Leza served as our interim CEO through May 31, 2016 when the Board of Directors appointed him as Executive Chairman and Technology Advisor. For the three months ended July 3, 2016 we paid $0.1 million and issued 8,000 fully vested restricted stock units with a grant date fair value of $52,600 for his services provided. On June 30, 2016, Mr. Leza resigned as our Executive Chairman and Technology Advisor.

NOTE 9.	COMMON STOCK REPURCHASES

From time to time, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs, to increase our return on our invested capital and to bring our cash to a more appropriate level for Exar.

On August 28, 2007, we announced the approval of a share repurchase plan and authorized the repurchase of up to $100.0 million of our common stock.

On July 9, 2013, we announced the approval of a share repurchase program under which we were authorized to repurchase an additional $50.0 million of our common stock. The repurchase program does not have a termination date, and may be modified, extended or terminated at any time. We intend to retire all shares repurchased under the stock repurchase plan. The purchase price for the repurchased shares of Exar is reflected as a reduction of common stock and additional paid-in capital. Since inception of the repurchase plan to July 3, 2016, we have repurchased a total of 11.1 million shares for an aggregate purchase price of $105.2 million.

We did not repurchase any common stock during the three months ended July 3, 2016 or June 28, 2015.

NOTE 10.	RESTRUCTURING CHARGES AND EXIT COSTS

Restructuring expenses result from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, sometimes in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include contract termination costs to improve our cost structure prospectively.

During the three months ended July 3, 2016, we incurred $0.9 million of restructuring charges and exit costs. The charges consisted primarily of reduction of our workforce, the impairment of certain fixed assets and licensed technologies. During the three months ended June 28, 2015, we incurred immaterial restructuring charges and costs. All restructuring charges and exit costs are included in operating expenses.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 27, 2016	Additions/ adjustments	Non-cash charges	Payments	July 3, 2016
Lease termination costs and others	$130	$467	$(27)	$(119)	$451
Severance	364	456	-	(574)	246
Total	$494	$923	$(27)	$(693)	$697

NOTE 11.	STOCK-BASED COMPENSATION

Except for the stock compensation expense section, all amounts consist of both continuing and discontinued operations.

Employee Stock Participation Plan (“ESPP”)

Our ESPP permits employees to purchase common stock through payroll deductions at a purchase price that is equal to 95% of our common stock price on the last trading day of each three-calendar-month offering period. Our ESPP is non-compensatory.

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of	Three Months Ended
	July 3, 2016	July 3, 2016
			Weighted
	Shares of	Shares of	Average
	Common Stock	Common Stock	Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,306
Issued		11	$6.20

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for each award issued. As of July 3, 2016, there were approximately 1 million shares available for future grants under the 2014 Plan.

Stock Option Activities

Our stock option transactions during three months ended July 3, 2016 are summarized below:

			Weighted
			Average		In-the-money
		Weighted	Remaining	Aggregate	Options
	Outstanding	Average	Contractual	Intrinsic	Vested and
	Options /	Exercise	Term	Value	Exercisable
	Quantity	Price per Share	(in years)	(in thousands)	(in thousands)
Balance at March 27, 2016	7,722,383	$7.96	4.40	$87	48
Granted	1,161,900	6.78
Exercised	(405,385)	6.42
Cancelled	(235,726)	7.95
Forfeited	(462,810)	7.66
Balance at July 3, 2016	7,780,362	7.88	4.26	6,760	4,353

Vested and expected to vest, July 3, 2016	7,005,891	7.98	4.05	5,783
Vested and exercisable, July 3, 2016	3,654,884	$8.67	2.45	$1,745

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $7.80 and $5.26 as of July 3, 2016 and March 27, 2016, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our then CEO. The options were scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined market based financial measures were met. If the financial measures are not met, each installment would be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our then CEO. The options were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures were met. Due to the departure of our then CEO in October 2015, we recorded a reversal of $34,000 of compensation expense for these options in fiscal year 2016 as the requisite service period for vesting was not completed. No additional compensation expense for these options was recorded since the termination date for our former CEO.

On July 1, 2016 we granted 280,000 and 120,000 performance-based stock options to our CEO and Chief Financial Officer (“CFO”), respectively. The options vest based on the achievement of company performance targets relating to our non-GAAP earnings per share in future periods. If the criteria are met, the options are scheduled to vest over a four-year period, with one-fourth vesting after 12 months from the date of the grant and the remaining shares vesting in equal monthly installments over the remaining three years, subject to the CEO’s and CFO’s continued service with us. As of July 3, 2016, we did not record any compensation expense associated with these performance-based stock options.

Options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended
	July 3,	June 28,
	2016	2015
Intrinsic value of options exercised	$521	$426

RSU Activities

Our RSU transactions during the three months ended July 3, 2016 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Grant-Date	Term	Value
	Shares	Fair Value	(in years)	(in thousands)
Unvested at March 27, 2016	590,833	$9.39	1.45	$3,108
Granted	169,800	7.20
Issued and released	(51,566)	9.99
Forfeited	(123,196)	9.39
Unvested at July 3, 2016	585,871	$8.71	1.34	$4,570
Vested and expected to vest, July 3, 2016	486,294		1.23	3,793

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our then CEO. The PRSUs were scheduled to vest in three equal installments at the end of fiscal year 2013 through 2015 with three-year vesting periods for each installment if certain predetermined financial measures were met. If the financial measures were not met, each installment would be forfeited at the end of its respective fiscal year. Due to the departure of our then CEO in October, 2015, we recorded a reversal of $41,000 for these PRSUs in fiscal year 2016, as the requisite service period required for vesting was not completed. No additional compensation expense for these options was recorded since the termination date for our former CEO.

In July 2013, as part of the acquisition of Cadeka, in order to encourage retention of five former Cadeka employees, we agreed to recommend to our Board of Directors in July 2015 a bonus, which, if approved by the Board of Directors, would be settled in RSUs subject to fulfillment of the service period. The ultimate approval of these awards was subject to the discretion of the Board of Directors. We recorded no compensation expense and $0.2 million of non- cash compensation expense for these awards in the three months ended July 3, 2016 and June 28, 2015, respectively. The expense is reported in the other current liabilities line on the condensed consolidated balance sheet as the total amount of bonus was to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense was recorded as part of stock compensation expense in the condensed consolidated statements of operations. In July 2015, the Board of Directors ultimately determined not to approve the granting of these RSUs. In fiscal year 2016 we paid three of these five former Cadeka employees $75,000 in cash in exchange for a release of claims, including any claim such former employees may have to the RSUs described above. As a result of obtaining these releases, the proportional amount of liability net of cash payments was removed from our condensed consolidated balance sheet, with a corresponding increase in additional paid in capital. For the two remaining employees, an amount of $1.2 million is included other liabilities as of July 3, 2016, pending the earlier of a settlement with such former employees or the expiration of the relevant statute of limitations.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs was scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures were met. The second 50% of the PRSUs was scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures were met. We recorded approximately $18,000 and $39,000 of compensation expense for these awards in the three months ended July 3, 2016 and June 28, 2015, respectively. One of the executives’ employment was terminated in fiscal year 2015.

In August and December 2014, we granted 88,448 PRSUs to certain former iML employees. The PRSUs are scheduled to start vesting in three equal annual installments upon achievement of certain performance measures. We modified all stock awards outstanding in June 2016 for iML employees impacted by the pending sale of the iML entity. Under the modification, a certain portion of outstanding stock awards will early vest at the close of the transaction based on continued employment as of that date. As a result, we recorded a one-time reversal of $311,000 in stock compensation expense related to these stock awards in the three months ended July 3, 2016. The fair value of modified awards that are expected to vest is being recognized ratably over the estimated requisite service period.

In July 2016, we granted 60,000 and 30,000 PRSUs to our CEO and CFO, respectively, which vests based on the achievement of company stock price targets in future periods. If the performance criteria are met, the PRSUs will vest over a three-year period, with one-third of the PRSUs vesting after 12 months from the date of grant and the remaining PRSUs vesting in equal quarterly installments over the remaining two years, subject to the CEO and CFO’s continued service with Exar. The value of these awards is estimated using a Monte-Carlo simulation model using the following valuation assumptions:

Expected term of grants (years)	3
Risk-free interest rate	0.76%
Expected volatility	50%

For the three months ended July 3, 2016, we did not record any compensation expense related to these PRSUs.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs during the fiscal periods presented (in thousands):

	Three Months Ended
	July 3,	June 28,
	2016	2015
Cost of sales	$114	$80
Research and development	246	294
Selling, general and administrative	733	1,349
Total stock-based compensation expense	$1,093	$1,723

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs, net of reversals, as of July 3, 2016:

	July 3, 2016
		Weighted
		Average
		Remaining
	Amount	Recognition
	(in thousands)	Period (in years)
Options	$6,402	2.69
RSUs	1,635	1.50
PRSUs	495	2.22
Total unrecognized stock-based compensation expense	$8,532

Valuation Assumptions

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based compensation represent our estimates, but these estimates involve inherent uncertainties and the application of management’s judgment, which includes the expected term of the stock-based awards, stock price volatility and forfeiture rates. As a result, if factors change and we use different assumptions, our stock-based compensation expense for future grants could be materially different.

We used the following weighted average assumptions to calculate the fair values of options granted during the fiscal periods presented:

	Three Months Ended
	July 3, 2016	June 28, 2015
Expected term of options (years)	4.5	4.7
Risk-free interest rate	1.03%	1.2%
Expected volatility	34.9%	32%
Expected dividend yield	-	-
Weighted average estimated fair value	$2.08	$3.08

NOTE 12. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share excludes dilution and is computed by dividing net loss attributable to Exar by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding RSUs was issued.

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended
	July 3,	June 28,
	2016	2015
Net income (loss) from continuing operations	$7,543	$(2,354)
Net income (loss) from discontinued operations	$1,397	$(156)
Net income (loss)	$8,940	$(2,510)
Shares used in computation of net income (loss) from continuing operations per share:
Basic	48,680	47,927
Effect of options and awards	378	-
Diluted	49,058	47,927
Shares used in computation of net income (loss) from discontinued operations per share:
Basic	48,680	47,927
Effect of options and awards	378	-
Diluted	49,058	47,927
Shares used in computation of net income (loss) per share:
Basic	48,680	47,927
Effect of options and awards	378	-
Diluted	49,058	47,927
Net income (loss) per share from continuing operations:
Basic	$0.15	$(0.05)
Diluted	$0.15	$(0.05)
Net income (loss) per share from discontinued operations:
Basic	$0.03	$-
Diluted	$0.03	$-
Net income (loss) per share:
Basic	$0.18	$(0.05)
Diluted	$0.18	$(0.05)

NOTE 13.	LEASE FINANCING OBLIGATIONS

We have acquired licenses to engineering design tools (“Design Tools”) under capital leases. We acquired licenses to Design Tools of $6.9 million in January 2015 under a two-year license and two three-year licenses with prepayment of $1.0 million, $4.4 million in October 2014 under a three-year license with a prepayment of $1.5 million for the first year license and $0.9 million in July 2012 under a three-year license all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of July 3, 2016 and March 27, 2016, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below, was as follows (in thousands):

	Three Months Ended
	July 3,	June 28,
	2016	2015
Amortization expense	$878	$1,073

During the three months ended July 3, 2016, we recorded an impairment charge of $1.5 million and a restructuring expense of $0.4 million associated with a portion of these Design Tools.

Future minimum lease and sublease income payments for the lease financing obligations as of July 3, 2016 are as follows (in thousands):

Fiscal Years	Design tools
2017 (9 months remaining)	$3,950
2018	1,529
Total minimum lease payments	5,479
Less: amount representing interest	(851)
Present value of future minimum lease payments	4,628
Less: short-term lease financing obligations	(3,772)
Long-term lease financing obligations	$856

Interest expense for the lease financing obligations for the periods indicated below was as follows (in thousands):

	Three Months Ended
	July 3,	June 28,
	2016	2015
Interest expense	$38	$48

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended
	July 3,	June 28,
	2016	2015
Rent expense	$100	$181

Our future minimum lease payments for the lease operating obligations as of July 3, 2016 are as follows (in thousands):

Fiscal Years	Facilities
2017 (9 months remaining)	$1,277
2018	1,239
2019	155
2020	49
Total future minimum lease payments	$2,720

 We sold our Fremont Campus in May 2016 for a net sales price of $24.1 million. Our Fremont Campus consists of approximately 151,000 square feet of office space and 4.5 acres of partially developed property adjacent to the buildings. Pursuant to the agreement, we have simultaneously leased back a portion of the Real Property through December 2017. Under the Lease Agreement, our financial obligations include a base monthly rent of $86,338 per month for the property located at 48720 Kato Road, and an additional monthly rent of $600 with respect to the portion of the building located at 48710 Kato Road, Fremont, California. We are also responsible for our monthly share of certain expenses related to the leased facilities, including our share of insurance premiums, taxes and common area expenses. We generated a gain on sale of $11.9 million as a result of this sale and leaseback transaction, $2.6 million of the gain has been deferred and is being recognized on a straight-line basis over the term of the lease. During the three months ended July 3, 2016, we recognized amortization of the deferred gain of $0.2 million, which was reflected as reduction of rent in the accompanying condensed consolidated statement of operations. Based on the terms of the agreement, we have classified and are accounting for the lease as an operating lease. The classification as an operating lease required judgment and estimates in developing key assumptions that include, but are not limited to, the lease term, the discount rate used in discounting future lease payments and the economic useful life of the asset.

NOTE 14.      COMMITMENTS AND CONTINGENCIES

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

In a letter dated March 27, 2012, we were notified by the Alameda County Water District (“ACWD”) of the recent detection of volatile organic compounds at a site adjacent to a facility that was previously owned and occupied by Sipex. The letter was also addressed to prior and current property owners and tenants (collectively “Property Owners”). ACWD requested that the Property Owners carry out further site investigation activities to determine if the detected compounds are emanating from the site or simply flowing under it. In June 2012, the Property Owners filed with ACWD a report of its investigation/characterization activities and analytical data obtained. Accumulated data suggests that compounds of concern in groundwater appear to be from an offsite source. ACWD is investigating alternative upgradient sites. Given that this investigation is ongoing and we have not received any recent communications from ACWD, we are unable to ascertain our exposure, if any, or estimate a reasonably possible range of loss. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

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

Our warranty reserve balances as of July 3, 2016 and March 27, 2016 were immaterial.

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

During the three months ended July 3, 2016, we recorded an income tax expense from continuing operations of approximately $0.3 million. The income tax expense was primarily due to federal alternative minimum taxes on the building sale gain. During the three months ended June 28, 2015, we recorded an income tax benefit from continuing operations of approximately $0.8 million.  The income tax benefit was primarily due to losses benefited against income from discontinued operations.

During the three months ended July 3, 2016, the unrecognized tax benefits increased by $0.1 million to $16.9 million primarily related to the increase of unrecognized tax benefit on R&D tax credits, offset by the lapsing of the statute of limitations. If recognized, $13.9 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	July 3,	March 27,
	2016	2016
Accrued interest and penalties	$1,433	$1,364

Our major tax jurisdictions are the United States federal and various states, Canada, China, Hong Kong, Korea and certain other foreign jurisdictions. The fiscal years 2003 through 2015 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our foreign jurisdictions.

NOTE 17.	SEGMENT AND GEOGRAPHIC INFORMATION

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended
	July 3,	June 28,
	2016	2015
China	$11,400	$8,803
United States	4,674	6,598
Taiwan	1,850	1,616
Korea	696	624
Singapore	3,498	4,185
Germany	2,421	3,673
Rest of world	2,597	2,684
Total net sales	$27,136	$28,183

Substantially all of our long-lived assets as of July 3, 2016 and March 27, 2016, respectively, were located in the United States.

The following distributors and customers accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended
	July 3,	June 28,
	2016	2015
Distributor A +	28%	40%
Distributor B	16%	10%
Distributor D	12%	*
Distributor C	11%	*

—————

*     Net sales for this distributor or customer for this period were less than 10% of our net sales.

+      Related Party

No other distributor or customer accounted for 10% or more of the net sales for the three months ended July 3, 2016 or June 28, 2015, respectively.

The following distributors and customers accounted for 10% or more of our net accounts receivable as of the dates indicated:

	July 3,	March 27,
	2016	2016
Distributor B	22%	13%
Distributor D	18%	14%
Distributor A+	17%	17%
Distributor C	12%	14%
Customer A	*	12%

____________

*      Accounts receivable for this customer for this period were less than 10% of total account balance.

+      Related Party

No other distributor or customer accounted for 10% or more of the net accounts receivable as of July 3, 2016 or March 27, 2016, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Third Quarter of Fiscal 2016 Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) the possibility of future acquisitions and investments, (7) our ability to accurately estimate our assumptions used in valuing stock-based compensation, (8) our ability to estimate and reconcile distributors’ reported inventories to their activities, (9) our ability to estimate future cash flows associated with long-lived assets, and (10) the volatile global economic and financial market conditions. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three months ended July 3, 2016 are not necessarily indicative of results to be expected for any future period.

Business Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets analog mixed-signal application solutions serving for the Industrial, Infrastructure, Automotive, and Audio/Video markets. Our comprehensive knowledge of end-user markets together with our experience in analog and mixed signal technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and mixed signal technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, LED lighting solutions, and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Our product portfolio includes Connectivity, Mixed-signal, Power Management, High Performance Analog, Video Processors, data compression and encryption, and LED lighting solutions.

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

First Quarter of Fiscal 2017 Executive Summary

Recent Developments

Executive Management Changes. In May 2016, the Board of Directors appointed Ryan A. Benton as Exar’s Chief Executive Officer and a member of the Board of Directors. Mr. Benton had been serving as Exar’s Chief Financial Officer.

In May 2016, the Board of Directors appointed Keith Tainsky as Exar’s Chief Financial Officer. Mr. Tainsky had been serving as Exar’s Senior Director of Finance.

On June 10, 2016, Richard L. Leza notified our board that he had decided not to stand for re-election and resigned as a director, Executive Chairman and the Chairman of the Board, effective June 30, 2016.

iML Sale. On June 1, 2016, we entered into an agreement to sell 100% of the issued and outstanding shares of Integrated Memory Logic Limited (“iML”), a wholly-owned subsidiary. The sale is expected to close before the end of our current fiscal year. As a result, we report the operating results of iML in the net income (loss) from discontinued operations line in the condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with iML are reported as assets held for sale and liabilities held for sale, as appropriate, in the condensed consolidated balance sheets. Totals for discontinued operation cash flows are separately reported within operating, investing and financing activities within the condensed consolidated statements of cash flows. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect Exar’s continuing operations. See “Note 3-Discontinued Operations”.

Sale-Leaseback. We sold our Fremont Campus in May 2016 for a net sales price of $24.1 million. Our Fremont Campus consists of approximately 151,000 square feet of office space and 4.5 acres of partially developed property adjacent to the buildings. Pursuant to the agreement, we have simultaneously leased back a portion of the Real Property through December 2017. Under the Lease Agreement, our financial obligations includes a base monthly rent of $86,338 per month for the property located at 48720 Kato Road, and an additional monthly rent of $600 with respect to the portion of the building located at 48710 Kato Road, Fremont, California. We are also responsible for our monthly share of certain expenses related to the leased facilities, including our share of insurance premiums, taxes and common area expenses. We generated a gain on sale of $11.9 million as a result of this sale and leaseback transaction, $2.6 million of the gain has been deferred and is being recognized on a straight-line basis over the term of the lease. During the three months ended July 3, 2016, we recognized amortization of the deferred gain of $0.2 million, which was reflected as reduction of rent in the accompanying condensed consolidated statement of operations. Based on the terms of the agreement, we have classified and are accounting for the lease as an operating lease. The classification as an operating lease required judgment and estimates in developing key assumptions that include, but are not limited to, the lease term, the discount rate used in discounting future lease payments and the economic useful life of the asset.

Financial Summary

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2017 and 2016 consist of 53 and 52 weeks, respectively. The first quarter of fiscal years 2017 and 2016 consist of 14 and 13 weeks, respectively. The fourth quarter of fiscal year 2016 also consisted of 13 weeks.

Net sales increased $1.8 million for the first quarter of fiscal year 2017, or 7%, compared to the fourth quarter of fiscal year 2016. First quarter net sales were positively impacted by the Chinese New Year rebound and the additional week of sales during the current fiscal quarter, driven by advanced product growth but offset by channel inventory reduction. Net income from continuing operations for the first quarter of fiscal year 2017 was $7.5 million, compared with a loss of $0.4 million for the fourth quarter of fiscal year 2016. Net income for the first quarter of fiscal 2017 includes a gain of $9.3 million associated with the sale of our Fremont Campus. We continue to manage our operating expenses while continuing to invest an appropriate amount in research and development projects for future products.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three months ended July 3, 2016, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016.

Results of Operations

Our Statements of Operations data were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 3,	June 28,
	2016	2015	Change
Net Sales:	$27,136	$28,183	$(1,047)	(4%)
Cost of sales:
Cost of sales	10,411	9,776	635	6%
Cost of sales-related party	2,769	4,916	(2,147)	(44%)
Amortization of purchased intangible assets	594	613	(19)	(3%)
Total cost of sales	13,774	15,305	(1,531)	(10%)
Gross profit	13,362	12,878	484	4%
Operating expenses:
Research and development	4,931	6,429	(1,498)	(23%)
Selling, general and administrative	6,564	7,746	(1,182)	(15%)
Merger and acquisition costs	855	544	311	57%
Restructuring charges and exit costs, net	923	1,230	(307)	(25%)
Impairment of design tools	1,519	-	1,519
Gain of land and building under sale-leaseback arrangement	(9,300)	-	(9,300)
Total operating expenses	5,492	15,949	(10,457)	(66%)
Income (loss) from continuing operations	7,870	(3,071)	10,941	(356%)
Other income and expense, net:
Interest income and other, net	2	(22)	24	(109%)
Interest expense	(38)	(48)	10	(21%)
Income (loss) before income taxes	7,834	(3,141)	10,975	(349%)
Provision for (benefit from) income taxes	291	(787)	1,078	(137%)
Net income (loss) from continuing operations	7,543	(2,354)	9,897	(420%)
Net income (loss) from discontinued operations	1,397	(156)	1,553	(996%)
Net income (loss) attributable to Exar Corporation	$8,940	$(2,510)	$11,450	(456%)

Net Sales

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 3,		June 28,
	2016		2015		Change
Net sales:
Asia	$18,876	70%	$16,625	59%	14%
Americas	4,904	18%	6,829	24%	-28%
Europe	3,356	12%	4,729	17%	-29%
Total	$27,136	100%	$28,183	100%	-4%

Net sales decreased $1.0 million, or 4% compared to the same period in the prior fiscal year. The decrease was mainly due to a $1.9 million and $1.4 million decrease in sales volume in the Americas and Europe markets, respectively, partially offset by a $2.3 million increase of sales volume in the Asia market. The decrease in net sales was primarily attributable to $1 million from the sale of certain Intellectual Property in the first quarter of the prior year. The increasing sales resulting from the impact of an additional week in the first quarter of fiscal 2017 was offset by a reduction in channel inventory.

Gross Profit

Gross profit as a percentage of net sales for the three months ended July 3, 2016 increased from 45.7% in the same period in the prior fiscal year to 49.2%. The increase was primarily a result of our continued cost reduction efforts leading to decreased costs as well as increased Advanced product sales which generally sell at higher margins. This increase was partially offset by an increase in our inventory reserve of $0.8 million. This improvement in overall gross margin percentage resulted in an increase in gross profits of 4% despite the decrease in overall revenues.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of product mix, the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three months ended July 3, 2016 decreased by $1.5 million as compared to the same period a year ago. The decrease was primarily due to our strategic restructuring activities resulting in a decrease in average headcount combined with a decrease in depreciation expense of $0.2 million associated with design tools impaired subsequent to the first quarter of the prior fiscal year.

We believe that R&D expenses will fluctuate in absolute dollars due to, among other factors, the inclusion of costs associated with increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 3, 2016 decreased $1.2 million as compared with the same period a year ago. The decrease was mainly due to a decrease in average headcount resulting from our strategic restructuring activities. Stock based compensation also decreased due to the departure of our former Chief Executive Officer during the third quarter of the prior fiscal year.

We believe that SG&A expenses will fluctuate in absolute dollars due to, among other factors, the inclusion of costs associated with variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Impairment of Design Tools

During the first quarter of fiscal 2017, we recorded an impairment charge of $1.5 million attributable to design tools licensed from third parties. The impairment was due to the restructuring activities during the quarter which resulted in the abandonment of certain design tools.

Gain on sale of land and building under a sale-leaseback arrangement

During the first fiscal quarter of 2017, we sold our Fremont Campus resulting in a gain of $11.9 million. Due to the sale and leaseback provision in the sale agreement, $2.6 million of the gain was deferred and is being recognized on a straight-line basis over the term of the lease. This resulted in a gain of $9.3 million recorded during the quarter.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs for the three months ended July 3, 2016, decreased $0.3 million as compared with the same period a year ago. See “Note 10 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income, foreign exchange gains or losses, and realized gains or losses on marketable securities.

Interest income and other, net during the three months ended July 3, 2016 each remained consistent with the same period a year ago.

Interest Expense and Other, Net

Interest expense for the three months ended July 3, 2016 decreased approximately $10,000 and is attributable to interest paid on capital leases.

Provision for Income Taxes

During the three months ended July 3, 2016, we recorded an income tax expense from continuing operations of approximately $0.3 million. The income tax expense was primarily due to federal alternative minimum taxes on the building sale gain.  During the three months ended June 28, 2015, we recorded an income tax benefit from continuing operations of approximately $0.8 million.  The income tax benefit was primarily due to losses benefited against income from discontinued operations.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations for the three months ended July 3, 2016 was $1.4 million compared to a loss of $0.2 million for the same period of the prior year. The increase in net income was primarily attributable to a decrease in average headcount resulting from our strategic restructuring activities.

Liquidity and Capital Resources

	Three Months Ended
	July 3,	June 28,
	2016	2015
	(dollars in thousands)
Total cash and cash equivalents	$85,276	$55,760
Percentage of total assets	32%	20%

Net cash provided by operating activities	$4,144	$1,562
Net cash provided by (used in) investing activities	23,926	(105)
Net cash provided by (used in) financing activities	2,136	(930)
Net increase in cash and cash equivalents	$30,206	$527

The Company has adequate cash and cash equivalents and cash flows to fund its operations for the foreseeable future.

Three months ended July 3, 2016

Cash generated from our operating activities was $4.1 million during the three months ended July 3, 2016. While we recorded net income of $8.9 million, this income included non-cash items such as depreciation and amortization of $2.1 million, stock-based compensation expense of $1.1 million and impairment of design tools of $1.5 million, partially offset by a gain on the sale of our Fremont facility of $9.3 million. Cash flow from changes in assets and liabilities was primarily due to increases in inventory of $1.3 million. The increase was offset by a decrease in deferred income of $1.4 million due to timing of products selling through the distribution channels.

Cash provided from investing activities during the three months ended July 3, 2016 was $23.9 million, primarily from the sale of our Fremont facility.

Cash provided by financing activities during the three months ended July 3, 2016 was $2.1 million which consisted of net receipts of $2.6 million associated with our employee stock plan, partially offset by $0.5 million in repayment of a lease financing obligation.

Three months ended June 28, 2015

Cash provided from our operating activities was $1.6 million during the three months ended June 28, 2015. We recorded a net loss of $2.5 million which included non-cash items such as depreciation and amortization of $2.4 million and stock-based compensation expense of $1.7 million. Cash flow from changes in assets and liabilities was primarily due to decreases in accounts receivable of $3.6 million and an increase in accounts payable of $2.5 million offset by a decrease in deferred income of $2.8 million and a decrease in other current and non-current liabilities of $1.3 million.

Cash used in investing activities during the three months ended June 28, 2015 was $0.1 million due to the purchase of property, plant and equipment.

Cash used in financing activities during the three months ended June 28, 2015 was $0.9 million, which reflects a $0.4 million cash settlement for equity awards and a $0.5 million payment of a lease financing obligation.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at July 3, 2016 were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Purchase commitments (1)	$22,750	$20,404	$718	$791	$837
Operating lease commitments (2)	2,720	1,676	1,032	12	-
Total	$25,470	$22,080	$1,750	$803	$837

—————

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.

(2)	Operating lease payments including real property leases for our worldwide offices.

Other commitments

As of July 3, 2016, our unrecognized tax benefits were $16.9 million, of which $3.4 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $0.8 million during the next 12 months as the statute of limitations expires. See “Note 16 – Income Taxes.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk. As of July 3, 2016, we had cash and cash equivalents of $85.3 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical decrease in market interest rates of 10% from the market rates in effect at July 3, 2016 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

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

Except for the foreign exchange rate risk, there have been no material changes in the quantitative or qualitative aspect of our market risk profile since March 27, 2016. For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended March 27, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (“Disclosure Controls”)

Our management, including our Chief Executive Officer (our principal executive officer) (the “CEO”) and our Chief Financial Officer (our principal financial and accounting officer) (the “CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (the “Evaluation”), as of the end of the period covered by this Quarterly Report on Form 10-Q. This Evaluation was performed under the supervision and with the participation of management, including our CEO, as principal executive officer, and CFO, as principal financial officer. Attached as Exhibits 31.1 and 31.2 of this Quarterly Report on Form 10-Q are the certifications of the CEO and the CFO, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). This section of the Quarterly Report on Form 10-Q provides information concerning the Evaluation referred to in the Certifications and should be read in conjunction with the Certifications.

Based on the Evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of July 3, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

ITEM 1A.      RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, filed with the SEC on May 27, 2016, which could materially adversely affect our business, financial condition, and/or results of operations.

Our proposed sale of Integrated Memory Logic, or iML, is subject to a number of conditions beyond our control. Failure to complete the sale within the expected timeframe or at all could materially and adversely affect our future business, results of operations, financial condition and stock price.

On June 1, 2016, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Beijing E-town Chipone Technology Co., Ltd. (the “Buyer”), a limited liability company of the People’s Republic of China, and solely for the purposes of Article 13 and Article 14 of the Purchase Agreement, Beijing E-Town International Investment & Development Co., Ltd., and Chipone Technology Co., Ltd. (collectively, the “Guarantors”). The Purchase Agreement provided that, subject to the terms of the Merger Agreement, we are selling to Buyer 100% of the issued and outstanding shares of iML, a Cayman Islands exempt company and one of our wholly owned subsidiaries (the “Sale”). iML is a leading provider of power management and color calibration solutions for the flat-panel display and LED lighting markets. The purchase price for the sale transaction is $136,000,000, payable in cash, and adjusted for iML’s cash and debt at closing. The purchase price is subject to a downward adjustment if iML’s working capital balance as of the closing of the transaction falls below an agreed upon amount.

The consummation of the Sale is subject to certain conditions, including, without limitation, approval of the transaction by the Committee on Foreign Investment in the United States, approvals from certain PRC governmental authorities and Taiwan government authorities. We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Sale, or in the event the proposed Sale is not completed or is delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed, including as a result of the following:

•	management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to preparing for the divestiture of iML or seek other divestment approaches in the event the sale is not consummated;

•	we could potentially lose customers or vendors, new customer or vendor contracts could be delayed or decreased and we may have difficulty hiring and retaining new employees;

•

we could potentially lose key employees, particularly key employees of iML, if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed Sale;

•

we have agreed to restrictions in the Purchase Agreement that limit how we conduct the iML business prior to the consummation of the Sale, including, among other things, restrictions on our ability to make certain capital expenditures in support of iML and committing to operating iML in the ordinary course of business and consistent with past practices. These restrictions may not be in our best interests as an independent company, and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

•

we have incurred and expect to continue to incur expenses related to the Sale, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Sale is completed;

•	activities related to the Sale and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed Sale does not occur; and

•	the failure to, or delays in, consummating the Sale may result in a negative impression of us with customers, potential customers or the investment community.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

The Purchase Agreement contains provisions that could discourage a potential competing acquirer of iML and could also have the practical impact of discouraging a potential acquisition of Exar.

The Purchase Agreement contains “no solicitation” provisions that restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of iML. In addition, our sale of iML could have the practical impact of discouraging a potential acquisition of Exar until the sale of iML is consummated even though the Purchase Agreement contains an exception from the “no solicitation” provisions that allow us to solicit, initiate and knowingly encourage third party proposals for the sale of Exar, provided that the iML business is excluded from these discussions.

These provisions could discourage a potential third party acquirer from considering or proposing an acquisition of iML, even if it were prepared to pay a higher price than what would be received in the Sale for iML to Buyer. If the Purchase Agreement is terminated and we determine to seek another transaction for the sale of iML, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Sale.

If we consummate the sale of iML, we have agreed to indemnify Buyer for up to the full purchase price for breaches of representations and warranties, covenants and other matters under the Purchase Agreement. If we are required to make indemnification payments, we may not recognize the anticipated benefits from the Sale of iML

Under the terms of the Purchase Agreement, if we consummate the sale of iML, we have agreed to indemnify Buyer for breaches of representations and warranties, covenants and other matters. We have agreed to place $5,000,000 of the total purchase price into an escrow account for a period of 18 months to partially secure our indemnification obligations under the Purchase Agreement. Our indemnification obligations for breaches of representations and warranties survive 12 months from the closing of the transaction, except for breaches of representations and warranties covering intellectual property, which survive 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Our maximum indemnification obligations for breaches of representations and warranties, other than intellectual property and fundamental representations, is $13,600,000, our maximum indemnification obligations for breaches of intellectual property representations is $34,000,000, and in the case of fundamental representations, our maximum indemnity obligation is the full purchase price amount. The aggregate amount recovered by Buyer in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representation, together with the aggregate amount recovered by Buyer in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34,000,000. If we are required to pay any amount to Buyer as a result of these indemnification obligations, which may include the payment of a material amount or all of the purchase price consideration, we may not obtain the expected benefits of the sale of iML, even though we will have no recourse to recover the iML business after the consummation of the Sale.

We will incur significant costs in connection with the Sale of iML, whether or not it is consummated.

We will incur substantial expenses related to the Sale, whether or not it is completed. Payment of these expenses could adversely affect our operating results and financial condition.

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

EXAR CORPORATION (Registrant)

August 10, 2016	By	/s/ Keith Tainsky
Keith Tainsky Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial Officer)

August 10, 2016	By	/s/ Jing Lin
Jing Lin Chief Accounting Officer (On the Registrant’s Behalf and as Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement, dated June 1, 2016 by and between Exar Corporation and Beijing E-town Chipone Technology Co., Ltd., a limited liability company of the People’s Republic of China, and solely for the purposes of Article 13 and Article 14 of the Purchase Agreement, Beijing E-Town International Investment & Development Co., Ltd., and Chipone Technology (Beijing) Co., Ltd.*	8-K	01-36012	2.1	6/03/2016
10.1	Purchase Agreement, dated May 9, 2016 by and between Exar Corporation and Asus Computer International	8-K	01-36012	10.1	5/10/2016
10.2	Form of Triple Net Lease to be entered into between Exar Corporation and Asus Computer International	8-K	01-36012	10.2	5/10/2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation					X

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Exar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules upon requests.

1 The certifications contained in Exhibit 32.1 and 32.3 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of Exar under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the filing specifically incorporates by reference.