Form 10-Q
period 2016-10-02
EXAR CORP
filed 2016-11-04
CIK 753568

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

The number of shares outstanding of the Registrant’s Common Stock was 50,148,050 as of November 1, 2016.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED October 2, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 2,	March 27,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$96,382	$55,070
Accounts receivable (net of allowances of $977 and $809)	15,693	16,130
Accounts receivable, related party (net of allowances of $377 and $617)	3,184	3,247
Inventories	23,245	20,807
Other current assets	2,000	1,922
Assets held for sale	89,745	93,911
Total current assets	230,249	191,087
Property, plant and equipment, net	4,984	20,299
Goodwill	31,613	31,613
Intangible assets, net	10,307	11,735
Other non-current assets	972	639
Total assets	$278,125	$255,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,200	$11,258
Accrued compensation and related benefits	2,839	2,984
Deferred income and allowances on sales to distributors	3,017	3,053
Deferred income and allowances on sales to distributor, related party	3,357	4,683
Other current liabilities	11,800	10,669
Liabilities held for sale	7,376	3,470
Total current liabilities	35,589	36,117
Long-term lease financing obligations	428	1,285
Other non-current obligations	4,094	3,422
Total liabilities	40,111	40,824

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 50,088,632 and 48,545,311 shares outstanding	5	5
Additional paid-in capital	542,724	529,207
Accumulated deficit	(304,715)	(314,663)
Total stockholders’ equity	238,014	214,549
Total liabilities and stockholders’ equity	$278,125	$255,373

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Sales:
Net sales	$20,400	$14,050	$40,036	$30,856
Net sales, related party	7,201	8,705	14,701	20,082
Total net sales	27,601	22,755	54,737	50,938

Cost of sales:
Cost of sales	11,008	10,430	$21,419	$20,206
Cost of sales, related party	2,581	3,906	5,350	8,822
Amortization of purchased intangible assets	594	626	1,188	1,239
Restructuring charges and exit costs	225	740	225	740
Proceeds from legal settlement	-	(1,500)	-	(1,500)
Total cost of sales	14,408	14,202	28,182	29,507
Gross profit	13,193	8,553	26,555	21,431

Operating expenses:
Research and development	4,945	5,844	9,876	12,273
Selling, general and administrative	7,752	7,163	14,316	14,909
Merger and acquisition costs	415	-	1,270	544
Restructuring charges and exit costs, net	-	977	923	2,207
Impairment of design tools	-	-	1,519	-
Gain on sale of land and building under sale-leaseback arrangement	-	-	(9,300)	-
Total operating expenses, net	13,112	13,984	18,604	29,933
Income (loss) from operations	81	(5,431)	7,951	(8,502)

Other income and (expense), net:
Interest income and other, net	85	(26)	87	(48)
Interest expense	(29)	(45)	(67)	(93)
Total other expense, net	56	(71)	20	(141)

Income (loss) before income taxes	137	(5,502)	7,971	(8,643)
Provision for (benefit from) income taxes	54	(3,412)	345	(4,199)
Net income (loss) from continuing operations	83	(2,090)	7,626	(4,444)
Net income (loss) from discontinued operations (See Note 3)	925	(2,107)	2,322	(2,263)
Net income (loss) and comprehensive income (loss)	$1,008	$(4,197)	$9,948	$(6,707)

Net income (loss) per share from continuing operations:
Basic	$-	$(0.04)	$0.15	$(0.09)
Diluted	$-	$(0.04)	$0.15	$(0.09)

Net income per share from discontinued operations:
Basic	$0.02	$(0.04)	$0.05	$(0.05)
Diluted	$0.02	$(0.04)	$0.05	$(0.05)
Net income (loss) per share:
Basic	$0.02	$(0.08)	$0.20	$(0.14)
Diluted	$0.02	$(0.08)	$0.20	$(0.14)
Shares used in computation of net income (loss) from continuing operations per share:
Basic	49,614	48,121	49,129	48,024
Effect of options and awards	820	-	532	-
Diluted	50,434	48,121	49,661	48,024
Shares used in computation of net income (loss) from discontinued operations per share:
Basic	49,614	48,121	49,129	48,024
Effect of options and awards	820	-	532	-
Diluted	50,434	48,121	49,661	48,024
Shares used in computation of net income (loss) per share:
Basic	49,614	48,121	49,129	48,024
Effect of options and awards	820	-	532	-
Diluted	50,434	48,121	49,661	48,024

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 2,	September 27,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$9,948	$(6,707)
Income (loss) from discontinued operations	2,322	(2,263)
Income (loss) from continuing operations	7,626	(4,444)
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	3,282	4,475
Gain on sale of land and building under sale-leaseback arrangement	(9,300)	-
Amortization of deferred gain on sale-leaseback arrangement	(598)	-
Stock-based compensation expense	3,497	2,999
Impairment of design tools	1,519	-
Restructuring charges and exit costs	1,148	850
Changes in operating assets and liabilities:
Accounts receivable	500	(1,677)
Inventories	(2,438)	726
Prepaid expenses, other current assets and other assets	652	6,420
Accounts payable	1,231	2,721
Accrued compensation and related benefits	(145)	(1,064)
Deferred income	(1,362)	(2,759)
Other current and non-current liabilities	(1,703)	(5,931)
Net cash (used in) provided by operating activities - continuing operations	3,909	2,316
Net cash provided by (used in) operating activities - discontinued operations	5,771	(2,293)
Net cash provided by operating activities	9,680	23

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(393)	(567)
Sale of land and building under sale-leaseback arrangement	24,051	-
Net cash provided by (used in) investing activities - continuing operations	23,658	(567)
Net cash provided by investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	23,658	(567)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,081	1,269
Purchase of stock for withholding taxes on vested restricted stock	(226)	(1,201)
Cash settlement of equity award	-	(354)
Payments of lease financing obligations	(881)	(919)
Net cash provided by (used in) financing activities - continuing operations	7,974	(1,205)
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	7,974	(1,205)
Net increase (decrease) in cash and cash equivalents	41,312	(1,749)
Cash and cash equivalents at the beginning of the period	55,070	55,233
Cash and cash equivalents at the end of the period	$96,382	$53,484

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

Basis of Presentation and Use of Management Estimates— The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of October 2, 2016 and our results of operations for the three months and six months ended October 2, 2016 and September 27, 2015, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2017 and 2016 consist of 53 and 52 weeks, respectively. In fiscal year 2017, the first fiscal quarter consists of 14 weeks and the remaining three fiscal quarters consist of 13 weeks.

Discontinued Operations— On June 1, 2016, we entered into an agreement to sell 100% of the issued and outstanding shares of Integrated Memory Logic Limited (“iML”), a wholly-owned subsidiary. The sale is expected to close before the end of our current fiscal year. As a result, we report the operating results of iML in the net income (loss) from discontinued operations line in the condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with iML are reported as assets held for sale and liabilities held for sale, in the condensed consolidated balance sheets. Totals for discontinued operation cash flows are separately reported within operating, investing and financing activities within the condensed consolidated statements of cash flows. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect our continuing operations. See “Note 3-Discontinued Operations”.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases: (Topic 842) to amend the existing accounting standards for leases. The amendments require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged from that applied under previous U.S. GAAP. We are required to adopt the amendments in the first quarter of fiscal 2019, with early adoption permitted. The amendments require a modified retrospective transition approach to recognize and measure leases at the beginning of the earliest period presented. We are currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. We are currently evaluating the impact of these amendments on our financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses, Topic 326 - Measurement of Credit Losses on Financial Instruments, which requires credit losses on financial assets measured at their amortized cost basis to be presented at the net amount expected to be collected, not on their incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3.    DISCONTINUED OPERATIONS

On June 1, 2016, we entered into a definitive agreement to sell iML to Beijing E-town Chipone Technology Co., Ltd for $136 million, payable in cash, adjusted for iML’s cash and debt at closing. We have classified the iML disposal group as held-for-sale and presented the results of iML’s operations as net income (loss) from discontinued operations in the condensed consolidated statements of operations for all period presented. The assets and liabilities of iML are recorded as assets held for sale and liabilities held for sale within the condensed consolidated balance sheets, respectively. We are expecting to record a gain on the sale of iML that will be recognized when the transaction closes. The transition services associated with this transaction are expected to be immaterial.

Summarized financial results are presented as net income (loss) from discontinued operations for the three months and six months ended October 2, 2016 and September 27, 2015, respectively as follows:

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Net sales	$12,786	$11,986	$26,308	$24,225

Cost of sales:
Cost of sales	7,370	6,017	15,072	11,842
Amortization of purchased intangible assets	-	1,867	1,245	3,722
Total cost of sales	7,370	7,884	16,317	15,564
Gross profit	5,416	4,102	9,991	8,661
Operating expenses:
Research and development	2,975	1,654	4,660	3,535
Selling, general and administrative	1,407	2,268	2,804	4,214
Total operating expenses, net	4,382	3,922	7,464	7,749

Interest income and other, net	(76)	(3)	(79)	(7)

Income before income taxes	1,110	183	2,606	919
Provision for income taxes	185	2,290	284	3,182
Net income (loss) from discontinued operations	$925	$(2,107)	$2,322	$(2,263)

As of October 2, 2016 and March 27, 2016, the aggregate components of assets and liabilities classified as held for sale and included in current assets and current liabilities consisted of the following:

	October 2,	March 27,
	2016	2016
Accounts receivable, net	$11,956	$13,427
Inventories	7,094	7,944
Deferred income taxes and other assets	182	248
Property, plant and equipment, net	115	88
Goodwill	13,258	13,258
Identifiable intangible assets, net	57,140	58,946
Total assets	$89,745	$93,911

Accounts payable	$4,747	$2,024
Accrued liabilities	2,625	1,422
Deferred income taxes and other liabilities	4	24
Total liabilities	$7,376	$3,470

NOTE 4.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	October 2,	March 27,
	2016	2016
Raw materials	$1,007	$1,012
Work-in-progress	9,721	9,780
Finished goods	12,517	10,015
Total inventories	$23,245	$20,807

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	October 2,	March 27,
	2016	2016
Land	$-	$6,660
Building	-	16,365
Machinery and equipment	37,840	37,813
Software and licenses	22,173	22,045
Leasehold improvement	833	755
Property, plant and equipment, total	60,846	83,638
Accumulated depreciation, amortization and impairment	(55,862)	(63,339)
Total property, plant and equipment, net	$4,984	$20,299

The decrease in land and building relates to the sale-leaseback of our Fremont office building. The accumulated depreciation and amortization for the six months ended October 2, 2016 includes a $1.5 million write down for impaired design tools. See “Note 13 - Lease Financing Obligation.”

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	October 2,	March 27,
	2016	2016
Short-term lease financing obligations	$3,760	$3,784
Deferred gain on sale of land and building under sale-leaseback arrangement	1,594	-
Accrual for stock awards in connection with Cadeka acquisition	1,200	1,200
Purchase consideration holdback	1,006	1,006
Accrued legal and professional services	765	1,247
Accrued sales and marketing expenses	625	699
Accrued manufacturing expenses, royalties and licenses	241	486
Accrued restructuring charges and exit costs	585	494
Other current liabilities	2,024	1,753
Total other current liabilities	$11,800	$10,669

Our other non-current obligations consisted of the following as of the dates indicated (in thousands):

	October 2,	March 27,
	2016	2016
Long-term taxes payable	$3,608	$3,339
Long term deferred gain of land and building under sale-leaseback arrangement	399	-
Deferred tax liability	87	83
Total other non-current obligations	$4,094	$3,422

The deferred gain included in other current liabilities and non-current obligations relates to deferred gain associated with our sale-leaseback, net of amortization. See “Note 13. Lease Financing Obligations”.

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

We had no assets or liabilities utilizing Level 3 inputs as of October 2, 2016 or March 27, 2016.

There were no transfers between Level 1 and Level 2 during the six months ended October 2, 2016.

As of October 2, 2016, all of our investments, consisting of money market funds with a fair value of $46.4 million, were classified as Level 1 investments.

In June 2016, we donated the 93,000 common shares of CounterPath received in the first quarter of fiscal year 2015 resulting from the dissolution of Skypoint Telecom Fund II (US), LP, in which we were a limited partner, and wrote off the related $50,000 carrying value.

Our cash and cash equivalents as of the dates indicated below were as follows (in thousands):

	October 2,	March 27,
	2016	2016
Cash and cash equivalents
Cash in financial institutions	$49,982	$55,066
Money market funds	46,400	4
Total cash and cash equivalents	$96,382	$55,070

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in interest income and other, net within the condensed consolidated statements of operations. During the three months and six months ended October 2, 2016 and September 27, 2015, there were no net realized gains (losses) on the sale of marketable securities.

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

As of July 3, 2016, we performed a goodwill impairment analysis from continuing operations and concluded that it was not impaired as the fair value of the continuing operations exceeded the carrying value of the continuing business. Upon entering into a definitive agreement to sell iML, $13.3 million of goodwill was reclassified to assets held for sale based on the respective fair values of the disposal group and continuing operations. See “Note 3-Discontinued Operations”.

Intangible Assets

Our purchased intangible assets for continued operations as of the dates indicated below were as follows (in thousands):

	October 2, 2016				March 27, 2016
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Amortized intangible assets:
Existing technology	$53,878	$(44,695)	$9,183	4.1	$53,878	$(43,502)	$10,376	4.6
Customer relationships	5,225	(4,101)	1,124	3.2	5,225	(3,890)	1,335	3.6
Distributor relationships	1,264	(1,264)	-	-	1,264	(1,261)	3	-
Patents/Core technology	3,459	(3,459)	-	-	3,459	(3,459)	-	-
Trade names	210	(210)	-	-	210	(189)	21	-
Total	$64,036	$(53,729)	$10,307		$64,036	$(52,301)	$11,735

As of the second quarter of fiscal year 2017, $57.1 million of net intangible assets were reclassified to assets held for sale. See “Note 3-Discontinued Operations”.

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

During the three and six months ended October 2, 2016 and September 27, 2015, there were no indicators or events that required us to perform an intangible assets impairment review for intangibles from our continuing operations.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Amortization expense	$705	$754	$1,428	$1,515

 The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2017 (6 months remaining)	$1,410
2018	2,802
2019	2,488
2020	1,989
2021	1,325
2022 and thereafter	293
Total future amortization	$10,307

NOTE 7.	LONG-TERM INVESTMENTS

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

As of the date indicated below, our long-term investments balance, which is included in the other non-current assets line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	October 2,	March 27,
	2016	2016
Beginning balance	$389	$394
Donation of Counterpath shares	(50)	-
Impairment charges	-	(5)
Ending balance	$339	$389

In June 2016, we donated the common shares of Counterpath and recorded the corresponding reduction in long term investment balances. At October 2, 2016 the ending balance consists of an investment in a privately held company.

NOTE 8.	RELATED PARTY TRANSACTIONS

Alonim Investments Inc.

Alonim Investments Inc. (“Alonim”) through its wholly-owned affiliate, Rodfre Holdings LLC, owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of October 2, 2016. As such, Alonim is our largest stockholder. Future Electronics Inc. (“Future”) is also an affiliate of Alonim and our largest distributor. One of our directors is an executive officer of Future. Our related party transactions primarily involved sales to Future.

Related party net sales as a percentage of our total net sales for the periods indicated below were as follows:

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Future and affiliates of Alonim	26%	38%	27%	39%

Related party receivables as a percentage of our net accounts receivables were as follows as of the dates indicated below:

	October 2,	March 27,
	2016	2016
Future and affiliates of Alonim	17%	17%

Related party expenses for marketing promotional materials reimbursed were not significant for the three months and six months ended October 2, 2016 and September 27, 2015, respectively.

FusionOps, Inc.

The former CEO of FusionOps, Inc. is a member of the board of directors for Exar Corporation. For the three and six months ended September 27, 2015, we paid $28,200 and $81,400, respectively to FusionOps, Inc. to build an application for internal data analysis. Through July 2016 in fiscal year 2017, we paid $82,200 to FusionOps, Inc. We recorded these amounts as expense in the period in which such costs were incurred. Our board member resigned from FusionOps, Inc. in July 2016.

Interim President and Chief Executive Officer (“Interim CEO”)

Richard Leza served as our interim CEO through May 31, 2016 when the Board of Directors appointed him as Executive Chairman and Technology Advisor. For the six months ended October 2, 2016 we paid $0.1 million and issued 8,000 fully vested restricted stock units with a grant date fair value of $52,600 for his services provided. On June 30, 2016, Mr. Leza resigned as our Executive Chairman and Technology Advisor.

NOTE 9.	COMMON STOCK REPURCHASES

From time to time with our board of directors’ approval, we acquire outstanding common stock in the open market to partially offset dilution from our equity award programs and to increase our return on our invested capital.

On August 28, 2007, we announced the approval of a share repurchase plan and authorized the repurchase of up to $100.0 million of our common stock.

On July 9, 2013, we announced the approval of a share repurchase program under which we were authorized to repurchase an additional $50.0 million of our common stock. The repurchase program does not have a termination date, and may be modified, extended or terminated at any time. We intend to retire all shares repurchased under the stock repurchase plan. The purchase price for the repurchased shares of Exar is reflected as a reduction of common stock and additional paid-in capital. Since inception of the repurchase plan to October 2, 2016, we have repurchased a total of 11.1 million shares for an aggregate purchase price of $105.2 million.

We did not repurchase any common stock during the three or six months ended October 2, 2016 or September 27, 2015.

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

During the three and six months ended October 2, 2016, we incurred $0.2 million and $1.1 million of restructuring charges and exit costs, respectively. The charges consisted primarily of reduction of our workforce and the impairment of certain fixed assets and licensed technologies. We recorded $0.2 million of the restructuring charges and exit costs as cost of goods sold and $0.9 million as operating expense, respectively. During the three and six months ended September 27, 2015, we incurred $1.7 million and $2.9 million of restructuring charges and costs, respectively. The restructuring charges and exit costs are included in cost of sales and operating expenses.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

	March 27, 2016	Additions/ adjustments	Non-cash charges	Payments	October 2, 2016
Lease termination costs and others	$130	$467	$(27)	$(136)	$434
Severance	364	681	-	(894)	151
Total	$494	$1,148	$(27)	$(1,030)	$585

NOTE 11.	STOCK-BASED COMPENSATION

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

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of	Six Months Ended
	October 2, 2016	October 2, 2016
			Weighted
	Shares of	Shares of	Average
	Common Stock	Common Stock	Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,301
Issued		16	$6.94

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for each award issued. As of October 2, 2016, there were approximately 3.3 million shares available for future grants under the 2014 Plan.

Stock Option Activities

Our stock option transactions during the six months ended October 2, 2016 are summarized below:

	Outstanding Options / Quantity	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	In-the-money Options Vested and Exercisable (in thousands)
Balance at March 27, 2016	7,722,383	$7.96	4.40	$87	48
Granted	1,245,100	6.93
Exercised	(1,426,533)	6.60
Cancelled	(442,205)	9.17
Forfeited	(678,756)	7.71
Balance at October 2, 2016	6,419,989	8.00	4.88	11,239	4,715

Vested and expected to vest, October 2, 2016	5,735,193	8.13	4.72	9,531
Vested and exercisable, October 2, 2016	2,921,673	$8.94	3.54	$3,126

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $9.31 and $5.26 as of October 2, 2016 and March 27, 2016, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

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

On July 1, 2016 we granted 280,000 and 120,000 performance-based stock options to our CEO and Chief Financial Officer (“CFO”), respectively. The options vest based on the achievement of company performance targets relating to our non-GAAP earnings per share in future periods. If the criteria are met, the options are scheduled to vest over a four-year period, with one-fourth vesting after 12 months from the date of the grant and the remaining shares vesting in equal monthly installments over the remaining three years, subject to the CEO’s and CFO’s continued service with us. As of October 2, 2016, we did not record any compensation expense associated with these performance-based stock options as a result of low probability of achieving their performance goals.

Options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Intrinsic value of options exercised	$2,196	$172	$2,718	$598

RSU Activities

Our RSU transactions during the six months ended October 2, 2016 are summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at March 27, 2016	590,833	$9.39	1.45	$3,108
Granted	177,800	4.96
Issued and released	(132,196)	9.06
Forfeited	(206,529)	9.69
Unvested at October 2, 2016	429,908	$7.52	1.45	$4,002
Expected to vest, October 2, 2016	344,706		1.35	$3,209

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

In July 2013, as part of the acquisition of Cadeka, in order to encourage retention of five former Cadeka employees, we agreed to recommend to our Board of Directors in July 2015 a bonus, which, if approved by the Board of Directors, would be settled in RSUs subject to fulfillment of the service period. The ultimate approval of these awards was subject to the discretion of the Board of Directors. We recorded no compensation expense for these awards in the three and six months ended October 2, 2016. We recorded $0.2 million of non-cash compensation expense for these awards in the three and six months ended September 27, 2015.The expense is reported in the other current liabilities line on the condensed consolidated balance sheet as the total amount of bonus was to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense was recorded as part of stock compensation expense in the condensed consolidated statements of operations. In July 2015, the Board of Directors ultimately determined not to approve the granting of these RSUs. In fiscal year 2016 we paid three of these five former Cadeka employees $75,000 in cash in exchange for a release of claims, including any claim such former employees may have to the RSUs described above. As a result of obtaining these releases, the proportional amount of liability net of cash payments was removed from our condensed consolidated balance sheet, with a corresponding increase in additional paid in capital. For the two remaining employees, an amount of $1.2 million is included in other liabilities as of October 2, 2016, pending the earlier of a settlement with such former employees or the expiration of the relevant statute of limitations.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs was scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures were met. The second 50% of the PRSUs was scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures were met. We recorded approximately $18,000 and $37,000 of compensation expense for these awards in the three and six months ended October 2, 2016, respectively. We recorded $39,000 and $78,000 of compensation expense for these awards in the three and six months ended September 27, 2015, respectively. One of the executives’ employment was terminated in fiscal year 2015.

In August and December 2014, we granted 88,448 PRSUs to certain former iML employees. The PRSUs are scheduled to start vesting in three equal annual installments upon achievement of certain performance measures. We modified all stock awards outstanding in June 2016 for iML employees impacted by the pending sale of the iML entity. Under the modification, a certain portion of outstanding stock awards will early vest at the close of the transaction based on continued employment as of that date. As a result, we recorded a one-time reversal of $311,000 in stock compensation expense related to these stock awards in the three months ended July 3, 2016. The fair value of modified awards that are expected to vest is being recognized ratably over the estimated requisite service period. We recorded approximately $452,000 of stock compensation expense related to these modified awards in the three months ended October 2, 2016, which is included in discontinued operations.

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

For the three and six months ended October 2, 2016, we recorded approximately $24,000 of stock compensation expense related to these PRSUs.

In July 2016, we announced the Fiscal Year 2017 Management Incentive Program (“2017 Incentive Program”). Under this program, each participant’s award is denominated in shares of our common stock and is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors for fiscal year 2017. We recorded a stock compensation expense of $1.2 million in the three months ended October 2, 2016.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs for continuing operations during the fiscal periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Cost of sales	$301	$79	$415	$159
Research and development	524	98	770	392
Selling, general and administrative	1,579	1,099	2,312	2,448
Total stock-based compensation expense	$2,404	$1,276	$3,497	$2,999

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs, net of reversals, as of October 2, 2016:

	October 2, 2016
	Amount (in thousands)	Weighted Average Remaining Recognition Period (in years)
Options	$4,968	2.61
RSUs	1,412	1.66
PRSUs	481	1.93
Total unrecognized stock-based compensation expense	$6,861

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

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$83	$(2,090)	$7,626	$(4,444)
Net income (loss) from discontinued operations	$925	$(2,107)	$2,322	$(2,263)
Net income (loss)	$1,008	$(4,197)	$9,948	$(6,707)
Shares used in computation of net income (loss) from continuing operations per share:
Basic	49,614	48,121	49,129	48,024
Effect of options and awards	820	-	532	-
Diluted	50,434	48,121	49,661	48,024
Shares used in computation of net income (loss) from discontinued operations per share:
Basic	49,614	48,121	49,129	48,024
Effect of options and awards	820	-	532	-
Diluted	50,434	48,121	49,661	48,024
Shares used in computation of net income (loss) per share:
Basic	49,614	48,121	49,129	48,024
Effect of options and awards	820	-	532	-
Diluted	50,434	48,121	49,661	48,024
Net income (loss) per share from continuing operations:
Basic	$-	$(0.04)	$0.15	$(0.09)
Diluted	$-	$(0.04)	$0.15	$(0.09)
Net income (loss) per share from discontinued operations:
Basic	$0.02	$(0.04)	$0.05	$(0.05)
Diluted	$0.02	$(0.04)	$0.05	$(0.05)
Net income (loss) per share:
Basic	$0.02	$(0.08)	$0.20	$(0.14)
Diluted	$0.02	$(0.08)	$0.20	$(0.14)

NOTE 13.	LEASE FINANCING OBLIGATIONS

We have acquired licenses to engineering design tools (“Design Tools”) under capital leases. We acquired licenses to Design Tools of $6.9 million in January 2015 under a two-year license and two three-year licenses with prepayment of $1.0 million, $4.4 million in October 2014 under a three-year license with a prepayment of $1.5 million for the first year license and $0.9 million in July 2012 under a three-year license all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of October 2, 2016 and March 27, 2016, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Amortization expense	$464	$965	$1,342	$2,038

During the six months ended October 2, 2016, we recorded an impairment charge of $1.5 million and a restructuring expense of $0.4 million associated with a portion of these Design Tools.

Future minimum lease and sublease income payments for the lease financing obligations as of October 2, 2016 are as follows (in thousands):

Fiscal Years	Design Tools
2017 (6 months remaining)	$3,427
2018	1,530
Total minimum lease payments	4,957
Less: amount representing interest	(769)
Present value of future minimum lease payments	4,188
Less: short-term lease financing obligations	(3,760)
Long-term lease financing obligations	$428

Interest expense for the lease financing obligations for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Interest expense	$29	$45	$68	$93

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Rent expense	$67	$163	$167	$344

Our future minimum lease payments for the lease operating obligations as of October 2, 2016 are as follows (in thousands):

Fiscal Years	Facilities
2017 (6 months remanining)	$922
2018	1,403
2019	264
2020	50
Total future minimum lease payments	$2,639

NOTE 14.      COMMITMENTS AND CONTINGENCY

In early 2012, we received correspondences from the California Department of Toxic Substance Control (“DTSC”) regarding its ongoing investigation of hazardous wastes and hazardous waste constituents at a former regulated treatment facility in San Jose, California. In 1985, Micro Power Systems Inc. (“MPSI”) made two separate permitted hazmat deliveries to a licensed and regulated site for treatment. DTSC has requested that former or current property owners and companies, that had hazardous waste treated at the site participate in further site assessment and limited remediation activities. We have entered into various agreements with other named generators, former property owners and DTSC limited to the investigation of the sites’ condition and evaluation, and selection of appropriate remedial measures. The designated environmental consulting firm has prepared and submitted to DTSC a site profile and is currently engaged in further study. Given that this matter is under investigation and discussions are ongoing with respect to various related considerations, we are unable to ascertain our exposure, if any, or estimate a reasonably possible range of loss. In the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial statements, as a whole.

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

Our warranty reserve balances as of October 2, 2016 and March 27, 2016 were immaterial.

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

During the three and six months ended October 2, 2016, we recorded an income tax expense from continuing operations of approximately $0.1 million and $0.3 million, respectively. The income tax expense was primarily due to federal alternative minimum taxes on the building sale gain. During the three and six months ended September 27, 2015, we recorded an income tax benefit from continuing operations of approximately $3.4 million and $4.2 million, respectively. The income tax benefit was primarily due to losses benefited against income from discontinued operations.

During the three months ended October 2, 2016, the unrecognized tax benefits increased by $0.2 million to $17.1 million primarily related to the increase of unrecognized tax benefit on R&D tax credits, offset by the lapsing of the statute of limitations. If recognized, $14.1 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	October 2,	March 27,
	2016	2016
Accrued interest and penalties	$1,507	$1,364

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

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
China	$11,975	10,045	$23,375	$18,855
United States	4,954	1,759	9,628	8,357
Singapore	3,211	3,300	6,709	7,485
Taiwan	2,097	1,730	3,947	3,346
Germany	2,295	3,286	4,716	6,959
Korea	611	351	1,307	968
Rest of world	2,458	2,284	5,055	4,968
Total net sales	$27,601	22,755	$54,737	$50,938

Substantially all of our long-lived assets as of October 2, 2016 and March 27, 2016, respectively, were located in the United States.

The following distributors and customers accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Distributor A +	26%	38%	27%	39%
Distributor B	14%	15%	15%	12%
Distributor D	13%	13%	13%	11%
Distributor C	13%	12%	12%	10%

——————

* Net sales for this distributor or customer for this period were less than 10% of our net sales.

+ Related Party

No other distributor or customer accounted for 10% or more of the net sales for the three months ended October 2, 2016 or September 27, 2015, respectively.

The following distributors and customers accounted for 10% or more of our net accounts receivable as of the dates indicated:

	October 2,	March 27,
	2016	2016
Distributor D	20%	14%
Distributor B	17%	13%
Distributor A+	17%	17%
Distributor C	14%	14%
Customer A	*	12%

______________

* Accounts receivable for this customer for this period were less than 10% of total account balance.

+ Related Party

No other distributor or customer accounted for 10% or more of the net accounts receivable as of October 2, 2016 or March 27, 2016, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Second Quarter of Fiscal Year 2017 Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) the possibility of future acquisitions and investments, (7) the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results, including our ability to accurately estimate our assumptions used in valuing stock-based compensation and our ability to estimate and reconcile distributors’ reported inventories to their activities, (8) our ability to estimate future cash flows associated with long-lived assets, and (9) the volatile global economic and financial market condition, (10) our beliefs regarding our unrecognized tax benefits and (11) the impact of our proposed sale of Integrated Memory Logic (“iML”) on our business. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and six months ended October 2, 2016 are not necessarily indicative of results to be expected for any future period.

Business Overview

Exar Corporation (“Exar,” “us,” “our” or “we”) designs, develops and markets analog mixed-signal application solutions serving the Industrial, Infrastructure, Automotive, and Audio/Video markets. Our comprehensive knowledge of end-user markets together with our experience in analog and mixed signal technology has enabled us to provide innovative solutions designed to meet the needs of the evolving connected world. Applying both analog and mixed signal technologies, our products are deployed in a wide array of applications such as industrial, instrumentation and medical equipment, networking and telecommunication systems, servers, LED lighting solutions, and digital video recorders. We provide customers with a breadth of component products and sub-system solutions based on advanced silicon integration. Our product portfolio includes Connectivity, Mixed-signal, Power Management, High Performance Analog, Video Processors, data compression and encryption, and LED lighting solutions.

We market our products worldwide with sales offices and personnel located throughout the Americas, Europe, and Asia. Our products are also sold through channel partners, including distributors and manufacturers’ representatives. We also employ a worldwide team of field application engineers (“FAE”) to work directly with our customers.

Our international sales are denominated in U.S. dollars. Our international-related operating expenses expose us to fluctuations in currency exchange rates because our foreign operating expenses are denominated in foreign currencies while our sales are denominated in U.S. dollars. Our operating results are subject to fluctuations as a result of several factors that could materially and adversely affect our future profitability as described in “Part II, Item 1A. Risk Factors—Our Financial Results May Fluctuate Significantly Because Of A Number Of Factors, Many Of Which Are Beyond Our Control.”

Second Quarter of Fiscal Year 2017 Executive Summary

iML Sale. On June 1, 2016, we entered into an agreement to sell 100% of the issued and outstanding shares of Integrated Memory Logic Limited (“iML”), a wholly-owned subsidiary. The sale is expected to close before the end of our current fiscal year. As a result, we report the operating results of iML in the net income (loss) from discontinued operations line in the condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with iML are reported as assets held for sale and liabilities held for sale, as appropriate, in the condensed consolidated balance sheets. Totals for discontinued operation cash flows are separately reported within operating, investing and financing activities within the condensed consolidated statements of cash flows. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect Exar’s continuing operations. See “Note 3-Discontinued Operations”.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2017 and 2016 consist of 53 and 52 weeks, respectively. The first quarter of fiscal years 2017 and 2016 consist of 14 and 13 weeks, respectively.

Net income decreased $7.5 million for the second quarter of fiscal year 2017, compared to the first quarter of fiscal year 2017. Net income from continuing operations for the second quarter of fiscal year 2017 was $0.1 million, compared with a net income of $7.5 million for the first quarter of fiscal year 2017. Net income for the first quarter of fiscal 2017 included a gain of $9.3 million associated with the sale of our Fremont Campus. We continue to manage our operating expenses while continuing to invest an appropriate amount in research and development projects for future products.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three months ended October 2, 2016, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016.

Results of Operations

Our Statements of Operations data were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	October 2,	September 27,
	2016	2015	Change
Net Sales:	$27,601	$22,755	$4,846	21%
Cost of sales:
Cost of sales	11,008	10,430	578	6%
Cost of sales-related party	2,581	3,906	(1,325)	(34%)
Amortization of purchased intangible assets	594	626	(32)	(5%)
Restructuring charges and exit costs	225	740	(515)	(70%)
Proceeds from legal settlement	-	(1,500)	1,500	(100%)
Total cost of sales	14,408	14,202	206	1%
Gross profit	13,193	8,553	4,640	54%
Operating expenses:
Research and development	4,945	5,844	(899)	(15%)
Selling, general and administrative	7,752	7,163	589	8%
Merger and acquisition costs	415	-	415	100%
Restructuring charges and exit costs, net	-	977	(977)	(100%)
Impairment of design tools	-	-	-	-
Gain of land and building under sale-leaseback arrangement	-	-	-	-
Total operating expenses	13,112	13,984	(872)	(6%)
Income (loss) from continuing operations	81	(5,431)	5,512	(101%)
Other income and (expense), net:
Interest income and other, net	85	(26)	111	(427%)
Interest expense	(29)	(45)	16	(36%)
Income (loss) before income taxes	137	(5,502)	5,639	(102%)
Provision for (benefit from) income taxes	54	(3,412)	3,466	(102%)
Net income (loss) from continuing operations	83	(2,090)	2,173	(104%)
Net income (loss) from discontinued operations	925	(2,107)	3,032	(144%)
Net income (loss)	$1,008	$(4,197)	$5,205	(124%)

	Six Months Ended
	October 2,	September 27,
	2016	2015	Change
Net Sales:	$54,737	$50,938	$3,799	7%
Cost of sales:
Cost of sales	21,419	20,206	1,213	6%
Cost of sales-related party	5,350	8,822	(3,472)	(39%)
Amortization of purchased intangible assets	1,188	1,239	(51)	(4%)
Restructuring charges and exit costs	225	740	(515)	(70%)
Proceeds from legal settlement	-	(1,500)	1,500	(100%)
Total cost of sales	28,182	29,507	(1,325)	(4%)
Gross profit	26,555	21,431	5,124	24%
Operating expenses:
Research and development	9,876	12,273	(2,397)	(20%)
Selling, general and administrative	14,316	14,909	(593)	(4%)
Merger and acquisition costs	1,270	544	726	133%
Restructuring charges and exit costs, net	923	2,207	(1,284)	(58%)
Impairment of design tools	1,519	-	1,519	100%
Gain of land and building under sale-leaseback arrangement	(9,300)	-	(9,300)	100%
Total operating expenses	18,604	29,933	(11,329)	(38%)
Income (loss) from continuing operations	7,951	(8,502)	16,453	(194%)
Other income and (expense), net:
Interest income and other, net	87	(48)	135	(281%)
Interest expense	(67)	(93)	26	(28%)
Income (loss) before income taxes	7,971	(8,643)	16,614	(192%)
Provision for (benefit from) income taxes	345	(4,199)	4,544	(108%)
Net income (loss) from continuing operations	7,626	(4,444)	12,070	(272%)
Net income (loss) from discontinued operations	2,322	(2,263)	4,585	(203%)
Net income (loss)	$9,948	$(6,707)	$16,655	(248%)

Net Sales

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Six Months Ended
	October 2,		September 27,			October 2,		September 27,
	2016		2015		Change	2016		2015		Change
Net sales:
Asia	$19,177	69%	$16,556	73%	16%	$38,053	70%	$33,181	65%	15%
Americas	5,189	19%	2,013	9%	158%	10,093	18%	8,842	17%	14%
Europe	3,235	12%	4,186	18%	-23%	6,591	12%	8,915	18%	-26%
Total	$27,601	100%	$22,755	100%	21%	$54,737	100%	$50,938	100%	7%

Three Months Ended October 2, 2016 Compared with Three Months Ended September 27, 2015

Net sales increased $4.8 million, or 21% compared to the same period in the prior fiscal year. The increase was mainly due to a $2.6 million and $3.2 million increase in sales volume in the Asia and Americas markets, respectively, partially offset by a $1.0 million decrease of sales volume in the Europe market. The increase in net sales was primarily due to the higher sales volume of advanced products.

Six Months Ended October 2, 2016 Compared with Three Months Ended September 27, 2015

      Net sales increased $3.8 million, or 7%, in the six months ended October 2, 2016 compared to the same period in the prior fiscal year. The increase was mainly due to a $4.9 million and $1.3 million increase in sales volume in the Asia and Americas markets, respectively, partially offset by a $2.3 million decrease of sales volume in the Europe market. The increase in net sales was primarily due to the higher sales volume of advanced products.

Gross Profit

Gross profit as a percentage of net sales for the three months ended October 2, 2016 increased by approximately $4.6 million, as compared to the same period a year ago. The increase was primarily a result of our continued cost reduction efforts leading to decreased costs as well as increased advanced product sales which generally sell at higher margins. Further, the increase was a result of a $0.5 million decrease in restructuring charges and a $2.5 million cash consideration we paid to one of our distributors to settle a dispute relating to our data compression products which we recorded as a one-time reduction of revenue, partially offset by the receipt of $1.5 million of proceeds from a legal settlement related to our data compression products in the second quarter of fiscal year 2016.

Gross profit for the six months ended October 2, 2016 increased by approximately $5.1 million, as compared to the same period a year ago. The increase was primarily a result of the aforementioned reasons in the paragraph above.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of product mix, the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three and six months ended October 2, 2016 decreased $0.9 million and $2.4 million, respectively, as compared to the same periods in the prior fiscal year. The decrease was primarily due to our strategic restructuring activities which resulted in a decrease in average headcount combined with a decrease in depreciation expense of $0.5 million associated with design tools impaired subsequent to the first quarter of the prior fiscal year.

We believe that R&D expenses will fluctuate in absolute dollars due to, among other factors, the inclusion of costs associated with increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 2, 2016 increased $0.6 million as compared with the same period a year ago. The increase was mainly due to $0.7 million stock based compensation expense recorded for our 2017 incentive plan, partially offset by a decrease in average headcount.

SG&A expenses for the six months ended October 2, 2016 decreased $0.6 million as compared with the same period a year ago. The decrease was mainly due to a decrease in average headcount resulting from our strategic restructuring activities.

We believe that SG&A expenses will fluctuate in absolute dollars due to, among other factors, the inclusion of costs associated with variable commissions, legal costs, variable compensation, incentives and annual merit increases.

Impairment of Design Tools

During the first quarter of fiscal year 2017, we recorded an impairment charge of $1.5 million attributable to design tools licensed from third parties. The impairment was due to the restructuring activities during the quarter which resulted in the abandonment of certain design tools.

Gain on sale of land and building under a sale-leaseback arrangement

During the first fiscal quarter of 2017, we sold our Fremont Campus resulting in a gain of $11.9 million. Due to the sale and leaseback provision in the sale agreement, $2.6 million of the gain was deferred and is being recognized on a straight-line basis over the term of the lease and recorded as reduction in rent expense. This resulted in a gain of $9.3 million recorded during the first fiscal quarter of fiscal year 2017.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs for the three and six months ended October 2, 2016, decreased $1.0 million and $1.3 million, respectively, as compared with the same periods a year ago. See “Note 10 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income, foreign exchange gains or losses, and realized gains or losses on marketable securities.

Interest income and other, net during the three and six months ended October 2, 2016 each remained consistent with the same period a year ago.

Interest Expense and Other, Net

Interest expense for the three and six months ended October 2, 2016 decreased approximately $16,000 and $26,000, respectively, from the same period in the prior fiscal year and is attributable to interest paid on capital leases.

Provision for Income Taxes

During the three months and six months ended October 2, 2016, we recorded an income tax expense from continuing operations of approximately $0.1 million and $0.3 million, respectively. The income tax expense was primarily due to federal alternative minimum taxes on the gain from the sale of our Fremont Campus. During the three months and six months ended September 27, 2015, we recorded an income tax benefit from continuing operations of approximately $3.4 million and $4.2 million, respectively. The income tax benefit was primarily due to losses benefited against income from discontinued operations.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations for the three and six months ended October 2, 2016 was $0.9 million and $2.3 million, respectively, compared to a loss of $2.1 million and $2.3 million, respectively, for the same periods of the prior year. The increase in net income was primarily attributable to a decrease in average headcount resulting from our strategic restructuring activities.

Liquidity and Capital Resources

	Six Months Ended
	October 2,	September 27,
	2016	2015
	(dollars in thousands)
Total cash and cash equivalents	$96,382	$53,484
Percentage of total assets	35%	20%

Net cash provided by operating activities	$9,680	$23
Net cash provided by (used in) investing activities	23,658	(567)
Net cash provided by (used in) financing activities	7,974	(1,205)
Net increase (decrease) in cash and cash equivalents	$41,312	$(1,749)

We have adequate cash and cash equivalents and cash flows to fund our operations for at least the next 12 months.

Six months ended October 2, 2016

Cash generated from our operating activities was $9.7 million during the six months ended October 2, 2016. While we recorded net income of $9.9 million, this income included non-cash expenses such as depreciation and amortization of $3.3 million, stock-based compensation expense of $3.5 million and impairment of design tools of $1.5 million. We also recognized a gain on the sale of our Fremont facility of $9.3 million. Cash flow from changes in assets and liabilities was primarily due to decreases in accounts receivable of $0.5 million, a decrease of other current assets of $0.7 million and an increase in accounts payable of $1.2 million. The increase was offset by an increase in inventory of $2.4 million.

Cash provided from investing activities during the six months ended October 2, 2016 was $23.7 million, primarily from the sale of our Fremont facility.

Cash provided by financing activities during the six months ended October 2, 2016 was $8.0 million which consisted of net receipts of $9.1 million associated with our employee stock plan, partially offset by $0.9 million in repayment of a lease financing obligation.

Six months ended September 27, 2015

Cash provided from our operating activities was $23,000 during the six months ended September 27, 2015. We recorded a net loss of $6.7 million which included non-cash expenses such as depreciation and amortization of $4.5 million and stock-based compensation expense of $3.0 million. Cash flow from changes in assets and liabilities was primarily due to decreases in prepaid expenses, other current assets and other assets of $6.4 million and an increase in accounts payable of $2.7 million offset by a decrease in deferred income of $2.8 million and a decrease in other current and non-current liabilities of $5.9 million.

Cash used in investing activities during the six months ended September 27, 2015 was $0.6 million due to the purchase of property, plant and equipment.

Cash used in financing activities during the six months ended September 27, 2015 was $1.2 million, which reflects a $0.4 million cash settlement for equity awards and a $0.9 million payment of a lease financing obligation.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at October 2, 2016 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments (1)	$23,483	$21,137	$718	$791	$837
Operating lease commitments (2)	2,639	1,362	1,265	12	-
Total	$26,122	$22,499	$1,983	$803	$837

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.

(2)	Operating lease payments including real property leases for our worldwide offices.

Other commitments

As of October 2, 2016, our unrecognized tax benefits were $17.1 million, of which $3.6 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $0.8 million during the next 12 months as the statute of limitations expires. See “Note 16 – Income Taxes.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk. As of October 2, 2016, we had cash and cash equivalents of $96.4 million. Cash and cash equivalents consisted of cash and highly liquid money market instruments. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio. A hypothetical decrease in market interest rates of 10% from the market rates in effect at October 3, 2016 would cause the fair value of these investments to decrease by an immaterial amount, which would not have significantly impacted our financial position or results of operations. Declines in interest rates over time will result in lower interest income and interest expense.

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

Based on the Evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of October 2, 2016.

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

ITEM 1A.      RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, filed with the SEC on May 27, 2016 and Form 10-Q filed with the SEC on August 10, 2016, which could materially adversely affect our business, financial condition, and/or results of operations.

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

EXAR CORPORATION (Registrant)

November 4, 2016	By	/s/ Keith Tainsky
Keith Tainsky Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial Officer)

November 4, 2016	By	/s/ Jing Lin
Jing Lin Chief Accounting Officer (On the Registrant’s Behalf and as Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement, dated June 1, 2016 by and between Exar Corporation and Beijing E-town Chipone Technology Co., Ltd., a limited liability company of the People’s Republic of China, and solely for the purposes of Article 13 and Article 14 of the Purchase Agreement, Beijing E-Town International Investment & Development Co., Ltd., and Chipone Technology (Beijing) Co., Ltd.*	8-K	01-36012	2.1	6/03/2016
10.1	Purchase Agreement, dated May 9, 2016 by and between Exar Corporation and Asus Computer International	8-K	01-36012	10.1	5/10/2016
10.2	Fiscal Year 2017 Management Incentive Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation					X

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