Form 10-Q
period 2017-01-01
EXAR CORP
filed 2017-02-03
CIK 753568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

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

The number of shares outstanding of the Registrant’s Common Stock was 50,890,387 as of January 30, 2017.

EXAR CORPORATION AND SUBSIDIARIES

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED January 1, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 1,	March 27,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$102,023	$55,070
Short-term marketable securities	125,621	-
Accounts receivable (net of allowances of $831 and $809)	12,842	16,130
Accounts receivable, related party (net of allowances of $416 and $617)	4,977	3,247
Inventories	24,221	20,807
Other current assets	3,081	1,922
Assets of discontinued operations	-	93,911
Total current assets	272,765	191,087
Property, plant and equipment, net	3,926	20,299
Goodwill	31,613	31,613
Intangible assets, net	9,602	11,735
Other non-current assets	5,605	639
Total assets	$323,511	$255,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,558	$11,258
Accrued compensation and related benefits	2,276	2,984
Deferred income and allowances on sales to distributors	3,221	3,053
Deferred income and allowances on sales to distributor, related party	2,988	4,683
Other current liabilities	10,200	10,669
Liabilities of discontinued operations	-	3,470
Total current liabilities	28,243	36,117
Long-term lease financing obligations	-	1,285
Other non-current obligations	3,536	3,422
Total liabilities	31,779	40,824

Commitments and contingencies (Notes 14 and 15)

Stockholders’ equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 50,763,486 and 48,545,311 shares outstanding	5	5
Additional paid-in capital	551,206	529,207
Accumulated other comprehensive loss	(141)	-
Accumulated deficit	(259,338)	(314,663)
Total stockholders’ equity	291,732	214,549
Total liabilities and stockholders’ equity	$323,511	$255,373

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Sales:
Net sales	$18,845	$16,884	$58,881	$47,740
Net sales, related party	8,377	8,426	23,078	28,508
Total net sales	27,222	25,310	81,959	76,248

Cost of sales:
Cost of sales	10,054	9,716	31,473	29,922
Cost of sales, related party	3,118	4,025	8,468	12,847
Restructuring charges and exit costs	-	-	225	740
Proceeds from legal settlement	-	-	-	(1,500)
Amortization of purchased intangible assets	594	594	1,782	1,833
Total cost of sales	13,766	14,335	41,948	43,842
Gross profit	13,456	10,975	40,011	32,406

Operating expenses:
Research and development	4,964	4,734	14,840	17,007
Selling, general and administrative	9,109	6,781	23,425	21,690
Merger and acquisition costs	-	-	1,270	544
Restructuring charges and exit costs, net	-	2,639	923	4,846
Impairment of design tools	-	-	1,519	-
Gain on sale of land and building under sale-leaseback arrangement	-	-	(9,300)	-
Total operating expenses, net	14,073	14,154	32,677	44,087
Income (loss) from operations	(617)	(3,179)	7,334	(11,681)

Other income and (expense), net:
Interest income and other, net	212	(12)	299	(60)
Interest expense	(80)	(65)	(147)	(158)
Total other income (expense), net	132	(77)	152	(218)

Income (loss) before income taxes	(485)	(3,256)	7,486	(11,899)
Provision for (benefit from) income taxes	(204)	(1,211)	141	(5,410)
Net income (loss) from continuing operations	(281)	(2,045)	7,345	(6,489)
Net income (loss) from discontinued operations (See Note 3)	45,660	(5,092)	47,982	(7,355)
Net income (loss)	$45,379	$(7,137)	$55,327	$(13,844)

Net income (loss) per share from continuing operations:
Basic	$(0.01)	$(0.04)	$0.15	$(0.13)
Diluted	$(0.01)	$(0.04)	$0.15	$(0.13)
Net income (loss) per share from discontinued operations:
Basic	$0.91	$(0.11)	$0.97	$(0.15)
Diluted	$0.89	$(0.11)	$0.95	$(0.15)
Net income (loss) per share:
Basic	$0.90	$(0.15)	$1.12	$(0.28)
Diluted	$0.88	$(0.15)	$1.10	$(0.28)
Shares used in computation of net income (loss) from continuing operations per share:
Basic	50,409	48,386	49,548	48,146
Effect of options and awards	-	-	713	-
Diluted	50,409	48,386	50,261	48,146
Shares used in computation of net income (loss) from discontinued operations per share:
Basic	50,409	48,386	49,548	48,146
Effect of options and awards	956	-	713	-
Diluted	51,365	48,386	50,261	48,146
Shares used in computation of net income (loss) per share:
Basic	50,409	48,386	49,548	48,146
Effect of options and awards	956	-	713	-
Diluted	51,365	48,386	50,261	48,146

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Net income (loss)	$45,379	$(7,137)	$55,327	$(13,844)
Changes in market value of investments, net of tax:
Changes in unrealized loss on investments	(141)	-	-	-
Net change in market value of investments	(141)	-	-	-
Comprehensive income (loss)	$45,238	$(7,137)	$55,327	$(13,844)

See Accompanying Notes to Condensed Consolidated Financial Statements.

EXAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 1,	December 27,
	2017	2015
Cash flows from operating activities:
Net income (loss)	$55,327	$(13,844)
Income (loss) from discontinued operations	47,982	(7,355)
Income (loss) from continuing operations	7,345	(6,489)
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	4,739	6,908
Gain on sale of land and building under sale-leaseback arrangement	(9,300)	-
Amortization of deferred gain on sale-leaseback arrangement	(996)	-
Stock-based compensation expense	7,131	3,810
Impairment of design tools	1,519	-
Restructuring charges and exist costs	1,148	905
Changes in operating assets and liabilities:
Accounts receivable	1,558	(1,822)
Inventories	(3,414)	3,495
Prepaid expenses, other current assets and other assets	(515)	7,488
Accounts payable	5,049	1,055
Accrued compensation and related benefits	(708)	(646)
Deferred income	(1,527)	(2,841)
Other current and non-current liabilities	(2,219)	(7,875)
Net cash provided by operating activities - continuing operations	9,810	3,988
Net cash provided by (used in) operating activities - discontinued operations	979	(2,884)
Net cash provided by operating activities	10,789	1,104

Cash flows from investing activities:
Purchases of property, plant and equipment and intellectual property, net	(769)	(954)
Sale of land and building under sale-leaseback arrangement	24,051	-
Purchases of short-term marketable securities	(125,762)	-
Net cash provided by (used in) investing activities - continuing operations	(102,480)	(954)
Net cash provided by investing activities - discontinued operations	127,933	-
Net cash provided by (used in) investing activities	25,453	(954)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,950	2,351
Purchase of stock for withholding taxes on vested restricted stock	(456)	(1,562)
Cash settlement of equity award	-	(429)
Payments of lease financing obligations	(2,783)	(2,294)
Net cash provided by (used in) financing activities - continuing operations	10,711	(1,934)
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	10,711	(1,934)
Net increase in cash and cash equivalents	46,953	(1,784)
Cash and cash equivalents at the beginning of the period	55,070	55,233
Cash and cash equivalents at the end of the period	$102,023	$53,449

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

Basis of Presentation and Use of Management Estimates— The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016 as filed with the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of Exar’s financial position as of January 1, 2017 and our results of operations for the three months and nine months ended January 1, 2017 and December 27, 2015, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

Discontinued Operations— On November 9, 2016, we completed the sale of 100% of the issued and outstanding shares of our wholly-owned subsidiary Integrated Memory Logic Limited (“iML”). As a result, we report the operating results of iML prior to the completion of the sale and the gain on the sale in the net income (loss) from discontinued operations line in the condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with iML are reported as assets of discontinued operations and liabilities of discontinued operations, in the condensed consolidated balance sheets. Totals for discontinued operation cash flows are separately reported within operating, investing and financing activities within the condensed consolidated statements of cash flows. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect our continuing operations. See “Note 3-Discontinued Operations”.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle which may require the use of judgment and estimates. The entity may adopt ASU 2014-09 either by using a full retrospective approach for all periods presented or a modified retrospective approach. This standard is effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. We have not yet selected a transition method and are currently in the initial stages of evaluating the effect of adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. We are currently in the initial stages of evaluating the impact of these amendments on our financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, Topic 606 – Identifying Performance Obligations and Licensing, which clarifies implementation issues that will arise when implementing ASU 2014-09. The amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Before an entity can identify its performance obligation in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments in this Update are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property or a right to access the entity’s intellectual property. The amendments in this Update are intended to improve the operability and understandability of the licensing implementation guidance. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). We are currently in the initial stages of evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

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

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to clarify or correct narrow aspects of the guidance issued in Update 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). We are currently in the initial stages of evaluating the impact of these amendments on our financial statements.

NOTE 3.	DISCONTINUED OPERATIONS

On November 9, 2016, we completed the sale of 100% of the issued and outstanding shares of our wholly-owned subsidiary iML. We received total cash proceeds of $127.9 million net of iML’s cash at closing and other adjustments for fluctuations in working capital. This resulted in the recognition of a total gain of $45.4 million. In addition to the proceeds, $5.0 million of purchase price consideration is held in escrow (the “Holdback Amount”) and will be paid to us subject to the satisfaction of certain conditions. The amount was recorded in other non-current assets line in the condensed consolidated balance sheet.

The following table summarizes certain statements of operations information for discontinued operations for the three months and nine months ended January 1, 2017 and December 27, 2015, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Net sales	$4,628	$12,129	$30,936	$36,354

Cost of sales:
Cost of sales	2,863	6,546	17,935	18,388
Amortization of purchased intangible assets	-	1,867	1,245	5,589
Total cost of sales	2,863	8,413	19,180	23,977
Gross profit	1,765	3,716	11,756	12,377
Operating expenses:
Research and development	974	4,036	5,634	7,571
Selling, general and administrative	655	3,355	3,459	7,569
Total operating expenses, net	1,629	7,391	9,093	15,140

Gain on sale of iML	45,382	-	45,382	-
Interest income and other, net	(10)	2	69	9
Income (loss) before income taxes	45,508	(3,673)	48,114	(2,754)
Provision for (benefit from) income taxes	(152)	1,419	132	4,601
Net income (loss) from discontinued operations	$45,660	$(5,092)	$47,982	$(7,355)

The gain on sale was calculated as the cash proceeds, less iML assets of $90.4 million, including inventories, intangibles, goodwill, and fixed assets, plus (i) the transfer of liabilities of $2.8 million including accounts payables and other accrued liabilities, and (ii) the $5.0 million of purchase price held in escrow. The following table summarizes the calculation of the gain on sale of iML (in thousands):

Net proceeds	$127,933
Assets sold	(90,394)
Liabilities transferred	2,843
Holdback amount	5,000
Gain on sale of iML	$45,382

After the completion of the sale, all of iML's assets were sold and all liabilities were transferred. As of March 27, 2016, the aggregate components of assets and liabilities classified as held for sale and included in assets and liabilities consisted of the following (in thousands):

March 27,
2016
Accounts receivable, net	$13,427
Inventories	7,944
Deferred income taxes and other assets	248
Property, plant and equipment, net	88
Goodwill	13,258
Identifiable intangible assets, net	58,946
Total assets	$93,911

Accounts payable	$2,024
Accrued liabilities	1,422
Deferred income taxes and other liabilities	24
Total liabilities	$3,470

NOTE 4.	BALANCE SHEET DETAILS

Our inventories consisted of the following as of the dates indicated (in thousands):

	January 1,	March 27,
	2017	2016
Raw materials	$1,252	$1,012
Work-in-progress	9,729	9,780
Finished goods	13,240	10,015
Total inventories	$24,221	$20,807

Our property, plant and equipment consisted of the following as of the dates indicated below (in thousands):

	January 1,	March 27,
	2017	2016
Land	$-	$6,660
Building	-	16,365
Machinery and equipment	38,214	37,813
Software and licenses	21,561	22,045
Leasehold Improvement	833	755
Property, plant and equipment, total	60,608	83,638
Accumulated depreciation, amortization and impairment	(56,682)	(63,339)
Total property, plant and equipment, net	$3,926	$20,299

The decrease in land and building relates to the sale-leaseback of our Fremont facility. The accumulated depreciation and amortization for the three and nine months ended January 1, 2017 includes a $1.0 million and $2.5 million, respectively, write down for impaired design tools. See “Note 13 - Lease Financing Obligation.”

Our other current liabilities consisted of the following as of the dates indicated (in thousands):

	January 1,	March 27,
	2017	2016
Short-term lease financing obligations	$1,714	$3,784
Deferred gain on sale of land and building under sale-leaseback arrangement	1,594	-
Accrual for stock awards in connection with Cadeka acquisition	1,200	1,200
Purchase consideration holdback	1,006	1,006
Accrued sales and marketing expenses	894	699
Accrued legal and professional services	792	1,247
Accrued manufacturing expenses, royalties and licenses	674	486
Accrued restructuring charges and exit costs	157	494
Other current liabilities	2,169	1,753
Total other current liabilities	$10,200	$10,669

Our other non-current obligations consisted of the following as of the dates indicated (in thousands):

	January 1,	March 27,
	2017	2016
Long-term taxes payable	$3,446	$3,339
Deferred tax liability	90	83
Total other non-current obligations	$3,536	$3,422

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

There were no transfers between Level 1 and Level 2 during the nine months ended January 1, 2017. Exar had no assets or liabilities utilizing Level 3 inputs as of January 1, 2017 or March 27, 2016.

Our investment assets, measured at fair value on a recurring basis, consisted of the following as of the dates indicated below (in thousands):

	January 1, 2017

	Level 1	Level 2	Total
Assets:
Money market funds	$65,114	$-	$65,114
U.S. government and agency securities	11,041	10,120	21,161
Corporate bonds and securities	-	96,993	96,993
State and local government securities	-	4,195	4,195
Certificates of deposit	-	3,272	3,272
Total investment assets	$76,155	$114,580	$190,735

	March 27, 2016

	Level 1	Level 2	Total
Assets:
Money market funds	$4	$-	$4
Common shares of CounterPath	-	43	43
Total investment assets	$4	$43	$47

In June 2016, we donated the 93,000 common shares of CounterPath Corporation (“CounterPath”) received in the first quarter of fiscal year 2015 resulting from the dissolution of Skypoint Telecom Fund II (US), LP, in which we were a limited partner, and wrote off the related $50,000 carrying value.

Our cash and cash equivalents as of the dates indicated below were as follows (in thousands):

	January 1,	March 27,
	2017	2016
Cash and cash equivalents
Cash in financial institutions	$36,909	$55,066
Money market funds	65,114	4
Total cash and cash equivalents	$102,023	$55,070

Our marketable securities include U.S. government and agency securities, state and local government securities, corporate bonds and securities, and certificates of deposit. We classify investments as available-for-sale at the time of purchase and re-evaluate such designation as of each balance sheet date. We amortize premiums and accrete discounts to interest income over the life of the investment. Our available-for-sale securities, which we intend to sell as necessary to meet our liquidity requirements, are classified as cash equivalents if the maturity date is 90 days or less from the date of purchase and as short-term marketable securities if the maturity date is greater than 90 days from the date of purchase.

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

Realized gains (losses) on the sale of marketable securities are determined by the specific identification method and are reflected in interest income and other, net within the condensed consolidated statements of operations. During the three months and nine months ended January 1, 2017 and December 27, 2015, there were no net realized gains (losses) on the sale of marketable securities.

The following table summarizes our investments in marketable securities as of January 1, 2017 (in thousands):

	January 1, 2017
	Amortized	Unrealized Gross	Unrealized Gross
	Cost	Gains	Losses	Fair Value
Money market funds	$65,114	$-	$-	$65,114
U.S. government and agency securities	21,161	13	(13)	21,161
Corporate bonds and securities	97,133	19	(159)	96,993
State and local government securities	4,196	1	(2)	4,195
Certificates of deposit	3,272	-	-	3,272
Total investments	$190,876	$33	$(174)	$190,735

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will not have to sell the security before recovery of its cost basis. For the three months and nine months ended January 1, 2017, no investments were identified with other-than-temporary declines in value.

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale by expected maturity as of January 1, 2017 (in thousands):

	January 1, 2017
	Amortized Cost	Fair Value
Less than 1 year	$93,565	$93,519
Due in 1 to 5 years	97,311	97,216
Total	$190,876	$190,735

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of January 1, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	January 1, 2017
	Less than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and securities	$77,362	$(159)	$77,362	$(159)
U.S. government and agency securities	15,379	(13)	15,379	(13)
State and local government securities	1,471	(2)	1,471	(2)
Total	$94,212	$(174)	$94,212	$(174)

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

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

As of July 3, 2016, we performed a goodwill impairment analysis and concluded that the goodwill remaining in the portion of the reporting unit to be retained was not impaired.

Intangible Assets

Our purchased intangible assets for continued operations as of the dates indicated below were as follows (in thousands):

	January 1, 2017				March 27, 2016
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Amortized intangible assets:
Existing technology	$53,878	$(45,292)	$8,586	3.9	$53,878	$(43,502)	$10,376	4.6
Customer relationships	5,225	(4,209)	1,016	3.0	5,225	(3,890)	1,335	3.6
Distributor relationships	1,264	(1,264)	-	-	1,264	(1,261)	3	-
Patents/Core technology	3,459	(3,459)	-	-	3,459	(3,459)	-	-
Trade names	210	(210)	-	-	210	(189)	21	-
Total	$64,036	$(54,434)	$9,602		$64,036	$(52,301)	$11,735

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

During the three and nine months ended January 1, 2017 and December 27, 2015, there were no indicators or events that required us to perform an intangible assets impairment review for intangibles from our continuing operations.

The aggregate amortization expenses for our purchased intangible assets for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Amortization expense	$705	$723	$2,133	$2,238

 The total future amortization expenses for our purchased intangible assets are summarized below (in thousands):

Amortization Expense (by fiscal year)
2017 (3 months remaining)	$705
2018	2,802
2019	2,488
2020	1,989
2021	1,325
2022 and thereafter	293
Total future amortization	$9,602

NOTE 7.	LONG-TERM INVESTMENTS

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

As of the date indicated below, our long-term investments balance, which is included in the other non-current assets line item on the condensed consolidated balance sheets, consisted of the following (in thousands):

	January 1,	March 27,
	2017	2016
Beginning balance	$389	$394
Donation of Counterpath shares	(50)	-
Impairment charges	-	(5)
Ending balance	$339	$389

In June 2016, we donated the common shares of Counterpath and recorded the corresponding reduction in long term investment balances. At January 1, 2017 the ending balance consists of an investment in a privately held company.

NOTE 8.	RELATED PARTY TRANSACTIONS

Alonim Investments Inc.

Alonim Investments Inc. (“Alonim”) through its wholly-owned affiliate, Rodfre Holdings LLC, owns approximately 7.6 million shares, or approximately 16%, of our outstanding common stock as of January 1, 2017. As such, Alonim is our largest stockholder. Future Electronics Inc. (“Future”) is also an affiliate of Alonim and our largest distributor. One of our directors is an executive officer of Future. Our related party transactions primarily involved sales to Future.

Related party net sales as a percentage of our total net sales for the periods indicated below were as follows:

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Future and affiliates of Alonim	31%	33%	28%	25%

Related party receivables as a percentage of our net accounts receivables were as follows as of the dates indicated below:

	January 1,	March 27,
	2017	2016
Future and affiliates of Alonim	28%	17%

Related party expenses for marketing promotional materials reimbursed were not significant for the three months and nine months ended January 1, 2017 or December 27, 2015.

FusionOps, Inc.

The former CEO of FusionOps, Inc. is a member of the Board of Directors for Exar. For the three and nine months ended December 27, 2015, we paid $28,200 and $81,400, respectively to FusionOps, Inc. to build an application for internal data analysis. Through July 2016 in fiscal year 2017, we paid $82,200 to FusionOps, Inc. We recorded these amounts as expenses in the periods in which such costs were incurred. Our board member who was previously affiliated with FusionOps, Inc., resigned from FusionOps, Inc. in July 2016.

Interim President and Chief Executive Officer (“Interim CEO”)

Richard Leza served as our interim CEO through May 31, 2016 when the Board of Directors appointed him as Executive Chairman and Technology Advisor. For the nine months ended January 1, 2017 we paid $0.1 million and issued 8,000 fully vested restricted stock units with a grant date fair value of $52,600 for his services provided. On June 30, 2016, Mr. Leza resigned as our Executive Chairman and Technology Advisor.

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

On July 9, 2013, we announced the approval of a share repurchase program under which we were authorized to repurchase an additional $50.0 million of our common stock. The repurchase program does not have a termination date, and may be modified, extended or terminated at any time. We intend to retire all shares repurchased under the stock repurchase plan. The purchase price for the repurchased shares of Exar is reflected as a reduction of common stock and additional paid-in capital. Since the inception of the repurchase plan through January 1, 2017, we have repurchased a total of 11.1 million shares for an aggregate purchase price of $105.2 million.

We did not repurchase any common stock during the three or nine months ended January 1, 2017 or December 27, 2015.

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

During the three and nine months ended January 1, 2017, we incurred $0 and $1.1 million of restructuring charges and exit costs, respectively. The restructuring charges for the nine months ended January 1, 2017 consist of $0.2 million of cost of goods sold and $0.9 million as operating expense, due to both the reduction of our workforce and the impairment of certain fixed assets and licensed technologies. During the three and nine months ended December 27, 2015, we incurred $2.6 million and $5.6 million of restructuring charges and costs, respectively. The restructuring charges and exit costs are included in cost of sales and operating expenses.

Our restructuring liabilities were included in the other current liabilities and other non-current obligations lines within our condensed consolidated balance sheets. The following table summarizes the activities affecting the liabilities as of the dates indicated below (in thousands):

		Additions/
	March 27, 2016	adjustments	Non-cash charges	Payments	January 1, 2017
Lease termination costs and others	$130	$467	$(27)	$(436)	$134
Severance	364	681	-	(1,022)	23
Total	$494	$1,148	$(27)	$(1,458)	$157

NOTE 11.	STOCK-BASED COMPENSATION

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

The following table summarizes our ESPP transactions during the fiscal periods presented (in thousands, except per share amounts):

	As of	Nine Months Ended
	January 1, 2017	January 1, 2017
			Weighted
	Shares of	Shares of	Average
	Common Stock	Common Stock	Price per Share
Authorized to issue	4,500
Reserved for future issuance	1,298
Issued		19	$7.54

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

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2014 Plan equals the sum of: (1) 5,170,000 shares, plus (2) the number of any shares subject to stock options granted under the 2006 Plan and the Sipex 2006 Plan and outstanding as of the date of the Annual Meeting which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (3) the number of any shares subject to restricted stock and restricted stock unit awards granted under the 2006 Plan and the Sipex 2006 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. Awards other than a stock option or stock appreciation right granted under the 2014 Plan are counted against authorized shares available for future issuance on a basis of two shares for each award issued. As of January 1, 2017, there were approximately 3.3 million shares available for future grants under the 2014 Plan.

Stock Option Activities

Our stock option transactions during the nine months ended January 1, 2017 are summarized below:

			Weighted
			Average		In-the-money
		Weighted	Remaining	Aggregate	Options
	Outstanding	Average	Contractual	Intrinsic	Vested and
	Options /	Exercise	Term	Value	Exercisable
	Quantity	Price per Share	(in years)	(in thousands)	(in thousands)
Balance at March 27, 2016	7,722,383	$7.96	4.40	$87	48
Granted	1,466,800	7.30
Exercised	(2,045,504)	6.97
Cancelled	(614,454)	9.84
Forfeited	(1,055,074)	7.53
Balance at January 1, 2017	5,474,151	8.02	4.66	16,195	4,787

Vested and expected to vest, January 1, 2017	4,909,103	8.12	4.50	14,140
Vested and exercisable, January 1, 2017	2,491,344	$8.85	3.19	$5,620

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, which is based on the closing price of our common stock of $10.78 and $5.26 as of January 1, 2017 and March 27, 2016, respectively. These are the values which would have been received by option holders if all option holders exercised their options on that date.

In January 2012, we granted 480,000 performance-based stock options to our then CEO. The options were scheduled to vest in four equal annual installments at the end of fiscal years 2013 through 2016 if certain predetermined market based financial measures were met. If the financial measures were not met, each installment would be rolled over to the subsequent fiscal year. In January 2014, we granted 140,000 performance-based stock options to our then CEO. The options were scheduled to vest at the end of fiscal year 2017 if certain predetermined financial measures were met. Due to the departure of our then CEO in October 2015, we recorded a reversal of $34,000 of compensation expense for these options in fiscal year 2016 as the requisite service period for vesting was not completed. No additional compensation expense for these options was recorded since the termination date of our former CEO.

On July 1, 2016 we granted 280,000 and 120,000 performance-based stock options to our CEO and Chief Financial Officer (“CFO”), respectively. The options vest based on the achievement of company performance targets relating to our non-GAAP earnings per share in future periods. If criteria are met, the options are scheduled to vest with four equal annual installments during the next four years, subject to the CEO’s and CFO’s continued service with us. As of January 1, 2017, we recorded $0.2 million compensation expense associated with a portion of such performance-based stock options for which the vesting criteria has been determined by the Compensation Committee of the Board of Directors.

Options exercised for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Intrinsic value of options exercised	$1,367	$39	$4,085	$637

RSU Activities

Our RSU transactions during the nine months ended January 1, 2017 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Grant-Date	Term	Value
	Shares	Fair Value	(in years)	(in thousands)
Unvested at March 27, 2016	590,833	$9.39	1.45	$3,108
Granted	622,039	8.63
Issued and released	(209,236)	8.94
Forfeited	(215,029)	9.68
Unvested at January 1, 2017	788,607	$8.83	1.81	$8,501
Vested and expected to vest, January 1, 2017	608,111		1.62	6,555

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

In March 2012, we granted 300,000 performance-based RSUs (“PRSUs”) to our then CEO. The PRSUs were scheduled to vest in three equal installments at the end of fiscal year 2013 through 2015 with three-year vesting periods for each installment if certain predetermined financial measures were met. If the financial measures were not met, each installment would be forfeited at the end of its respective fiscal year. Due to the departure of our then CEO in October, 2015, we recorded a reversal of $41,000 for these PRSUs in fiscal year 2016, as the requisite service period required for vesting was not completed. No additional compensation expense for these options was recorded since the termination date of our former CEO.

In July 2013, as part of the acquisition of Cadeka, in order to encourage retention of five former Cadeka employees, we agreed to recommend to our Board of Directors in July 2015 a bonus, which, if approved by the Board of Directors, would be settled in RSUs subject to fulfillment of the service period. The ultimate approval of these awards was subject to the discretion of the Board of Directors. We recorded no compensation expense for these awards in the three and nine months ended January 1, 2017. We recorded $0.2 million of non-cash compensation expense for these awards in the three and nine months ended December 27, 2015.The expense is reported in the other current liabilities line on the condensed consolidated balance sheet as the total amount of bonus was to be settled in variable number of RSUs at the completion of the requisite service period. Such non-cash compensation expense was recorded as part of stock compensation expense in the condensed consolidated statements of operations. In July 2015, the Board of Directors ultimately determined not to approve the granting of these RSUs. In fiscal year 2016 we paid three of these five former Cadeka employees $75,000 in cash in exchange for a release of claims, including any claim such former employees may have to the RSUs described above. As a result of obtaining these releases, the proportional amount of liability net of cash payments was removed from our condensed consolidated balance sheet, with a corresponding increase in additional paid in capital. For the two remaining employees, an amount of $1.2 million is included in other liabilities as of January 1, 2017, pending the earlier of a settlement with such former employees or the expiration of the relevant statute of limitations.

In October 2013, we granted 70,000 PRSUs to certain executives. The first 50% of the PRSUs was scheduled to start vesting in three equal installments at the end of fiscal year 2015 with a three-year vesting period if certain performance measures were met. The second 50% of the PRSUs was scheduled to start vesting in three equal installments at the end of fiscal year 2016 with a three-year vesting period if certain performance measures were met. We recorded approximately $5,000 and $42,000 of compensation expense for these awards in the three and nine months ended January 1, 2017, respectively. We recorded $18,000 and $96,000 of compensation expense for these awards in the three and nine months ended December 27, 2015, respectively. One of the executives’ employment was terminated in fiscal year 2015.

In August and December 2014, we granted 88,448 PRSUs to certain former iML employees. The PRSUs are scheduled to start vesting in three equal annual installments upon achievement of certain performance measures. We modified all stock awards outstanding in June 2016 for iML employees impacted by the sale of iML. Under the modification, a certain portion of outstanding stock awards vested at the close of the transaction based on continued employment as of that date. As a result, we recorded a one-time reversal of $311,000 in stock compensation expense related to these stock awards in the three months ended July 3, 2016. The fair value of modified awards that are expected to vest is being recognized ratably over the estimated requisite service period. We recorded approximately $0.2 million and $0.7 million of stock compensation expense related to these modified awards in the three months and nine months ended January 1, 2017, respectively, which is included in discontinued operations.

In July 2016, we granted 60,000 and 30,000 PRSUs to our CEO and CFO, respectively, which vests based on the achievement of company stock price targets in future periods. If the performance criteria are met, the PRSUs will vest over a three-year period, with one-third of the PRSUs vesting after 12 months from the date of grant and the remaining PRSUs vesting in equal quarterly installments over the remaining two years, subject to the CEO’s and CFO’s continued service with Exar. The value of these awards is estimated using a Monte-Carlo simulation model using the following valuation assumptions:

Expected term of grants (years)	3
Risk-free interest rate	0.76%
Expected volatility	50%

For the three and nine months ended January 1, 2017, we recorded approximately $56,000 and $80,000 of stock compensation expense related to these PRSUs, respectively.

In July 2016, we announced the Fiscal Year 2017 Management Incentive Program (“2017 Incentive Program”). Under this program, each participant’s award is denominated in shares of our common stock and is subject to attainment of Exar’s performance goals as established by the Compensation Committee of the Board of Directors for fiscal year 2017. We recorded a stock compensation expense of $2.2 million in the nine months ended January 1, 2017.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs for continuing operations during the fiscal periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Cost of sales	$474	$98	$889	$257
Research and development	926	117	1,696	509
Selling, general and administrative	2,234	596	4,546	3,044
Total stock-based compensation expense	$3,634	$811	$7,131	$3,810

The amount of stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

Unrecognized Stock-Based Compensation Expense

The following table summarizes unrecognized stock-based compensation expense related to stock options and RSUs, net of reversals, as of January 1, 2017:

	January 1, 2017
		Weighted
		Average
		Remaining
	Amount	Recognition
	(in thousands)	Period (in years)
Options	$4,887	2.59
RSUs	4,557	2.58
PRSUs	630	1.69
Total unrecognized stock-based compensation expense	$10,074

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

The following table summarizes our net income (loss) per share for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Net income (loss) from continuing operations	$(281)	$(2,045)	$7,345	$(6,489)
Net income (loss) from discontinued operations	$45,660	$(5,092)	$47,982	$(7,355)
Net income (loss)	$45,379	$(7,137)	$55,327	$(13,844)
Shares used in computation of net income (loss) from continuing operations per share:
Basic	50,409	48,386	49,548	48,146
Effect of options and awards	-	-	713	-
Diluted	50,409	48,386	50,261	48,146
Shares used in computation of net income (loss) from discontinued operations per share:
Basic	50,409	48,386	49,548	48,146
Effect of options and awards	956	-	713	-
Diluted	51,365	48,386	50,261	48,146
Shares used in computation of net income (loss) per share:
Basic	50,409	48,386	49,548	48,146
Effect of options and awards	956	-	713	-
Diluted	51,365	48,386	50,261	48,146
Net income (loss) per share from continuing operations:
Basic	$(0.01)	$(0.04)	$0.15	$(0.13)
Diluted	$(0.01)	$(0.04)	$0.15	$(0.13)
Net income (loss) per share from discontinued operations:
Basic	$0.91	$(0.11)	$0.97	$(0.15)
Diluted	$0.89	$(0.11)	$0.95	$(0.15)
Net income (loss) per share:
Basic	$0.90	$(0.15)	$1.12	$(0.28)
Diluted	$0.88	$(0.15)	$1.10	$(0.28)

NOTE 13.	LEASE FINANCING OBLIGATIONS

We have acquired licenses to engineering design tools (“Design Tools”) under capital leases. We acquired licenses to Design Tools of $6.9 million in January 2015 under a two-year license and two three-year licenses with prepayment of $1.0 million, $4.4 million in October 2014 under a three-year license with a prepayment of $1.5 million for the first year license and $0.9 million in July 2012 under a three-year license all of which were accounted for as capital leases and recorded in the property, plant and equipment, net line item in the condensed consolidated balance sheets. The obligations related to the Design Tools were included in other current liabilities and long-term lease financing obligations in our condensed consolidated balance sheets as of January 1, 2017 and March 27, 2016, respectively. The effective interest rates for the Design Tools range from 2.0% to 7.25%.

Amortization expense related to the Design Tools, which was recorded using the straight-line method over the remaining useful life for the periods indicated below, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Amortization expense	$1,483	$941	$2,825	$2,979

During the three and nine months ended January 1, 2017, we recorded $0 and $1.5 million in impairment charges, respectively, and a restructuring expense of $0.4 million associated with a portion of these Design Tools.

Future minimum lease and sublease income payments for the lease financing obligations as of January 1, 2017 are as follows (in thousands):

Fiscal Years	Design tools
2017 (3 months remaining)	$510
2018	1,530
Total minimum lease payments	2,040
Less: amount representing interest	(326)
Present value of future minimum lease payments	1,714
Less: short-term lease financing obligations	(1,714)
Long-term lease financing obligations	$-

Interest expense for the lease financing obligations for the periods indicated below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Interest expense	$19	$65	$87	$158

In the course of our business, we enter into arrangements accounted for as operating leases related to rental of office space. Rent expenses for all operating leases for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Rent expense	$499	$186	$666	$530

Our future minimum lease payments for the lease operating obligations as of January 1, 2017 are as follows (in thousands):

Fiscal Years	Facilities
2017 (3 months remaining)	$472
2018	1,482
2019	292
2020	48
Total future minimum lease payments	$2,294

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

Our warranty reserve balances as of January 1, 2017 and March 27, 2016 were immaterial.

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

During the three months and nine months ended January 1, 2017, we recorded an income tax benefit from continuing operations of approximately $0.2 million and an income tax expense of $0.1 million, respectively. The income tax expense was primarily due to an income tax provision in foreign jurisdictions. During the three months and nine months ended December 27, 2015, we recorded an income tax benefit from continuing operations of approximately $1.2 million and $5.4 million, respectively. The income tax benefit was primarily due to application of intra-period allocation under ASC 740 where losses from the continuing operations were utilized against income from discontinued operations.

During the three months ended January 1, 2017, the unrecognized tax benefits decreased by $0.2 million to $17.0 million primarily related to the lapsing of statute of limitations. If recognized, $13.9 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

Estimated interest and penalties related to the income taxes are classified as a component of the provision for income taxes in the condensed consolidated statement of operations. Accrued interest and penalties consisted of the following as of the dates indicated (in thousands):

	January 1,	March 27,
	2017	2016
Accrued interest and penalties	$1,585	$1,364

Our major tax jurisdictions are the United States federal and various states, Canada, China, Hong Kong, Korea and certain other foreign jurisdictions. The fiscal years 2004 through 2016 remain open and subject to examinations by the appropriate governmental agencies in the United States and certain of our foreign jurisdictions.

NOTE 17.	SEGMENT AND GEOGRAPHIC INFORMATION

Our foreign operations are conducted primarily through our wholly-owned subsidiaries in Canada, China, France, Germany, Japan, Malaysia, South Korea, Taiwan and the United Kingdom. Our principal markets include the Asia Pacific region, North America, and Europe. Net sales by geographic areas represent direct sales principally to original equipment manufacturers (“OEM”), or their designated subcontract manufacturers, and to distributors (affiliated and unaffiliated) who buy our products and resell to their customers.

Our net sales by geographic area for the periods indicated below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
China	$10,714	$9,241	$34,089	$28,096
United States	4,922	5,059	14,550	13,416
Singapore	3,525	3,255	10,234	10,740
Germany	2,717	2,992	7,433	9,951
Taiwan	1,434	1,873	5,381	5,219
Korea	539	259	1,846	1,227
Rest of world	3,371	2,631	8,426	7,599
Total net sales	$27,222	$25,310	$81,959	$76,248

Substantially all of our long-lived assets as of January 1, 2017 and March 27, 2016, respectively, were located in the United States.

The following distributors and customers accounted for 10% or more of our net sales in the periods indicated:

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Distributor A +	31%	33%	28%	37%
Distributor B	13%	11%	14%	*
Distributor C	13%	10%	13%	10%
Distributor D	12%	11%	12%	11%

*      Net sales for this distributor or customer for this period was less than 10% of our net sales.

+      Related Party

No other distributor or customer accounted for 10% or more of the net sales for the three months ended January 1, 2017 or December 27, 2015.

The following distributors and customers accounted for 10% or more of our net accounts receivable as of the dates indicated:

	January 1,	March 27,
	2017	2016
Distributor A+	28%	17%
Distributor B	17%	13%
Distributor C	15%	14%
Distributor D	*	14%
Customer A	*	12%

*      Accounts receivable for this customer for this period was less than 10% of total account balance.

+      Related Party

No other distributor or customer accounted for 10% or more of the net accounts receivable as of January 1, 2017 or March 27, 2016.

NOTE 18.    SUBSEQUENT EVENT

On January 9, 2017, Exar negotiated a Sublease (the “Sublease”) with CSR Technology (the “Sublandlord”) with respect to our new headquarter facilities, which will be located at 1060 Rincon Circle, San Jose, California 95131. Under the terms of the Sublease, Exar is leasing an entire building of approximately 65,223 square feet of office space.

The term of the Sublease commences on the latest to occur of: (i) mutual execution of the Sublease by Exar and the Sublandlord; (ii) receipt of the Landlord’s consent to the Sublease; (iii) the date Exar provides proof of insurance required by the Sublandlord pursuant to the Sublease and the Landlord pursuant to the Master Lease; (iv) the date Exar provides both the security deposit and the first rent payment or (v) the earlier of (A) the date Exar commences business operations in the premises or (B) September 1, 2017 (the “Commencement Date”). Either Exar or the Sublandlord can terminate the Sublease if the Landlord’s consent is not obtained within 30 days of the execution of the Sublease. The Sublandlord and Exar received consent from the Landlord to commence the Sublease on February 2, 2017. Exar intends to formally relocate its headquarter offices on or about July 2017. The lease term of the Sublease runs through July 2023. Under the terms of the Sublease, upon the Commencement Date, Exar will pay approximately $90,000 per month in lease payments. We do not have an option to renew, extend or cancel the term of the Sublease.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Part II, Item 1A.” below and elsewhere in this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally written in the future tense and/or may generally be identified by words such as “will,” “may,” “should,” “would,” “could,” “expect,” “suggest,” “possible,” “potential,” “target,” “commit,” “continue,” “believe,” “anticipate,” “intend,” “project,” “projected,” “positioned,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements made in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Third Quarter of Fiscal Year 2017 Executive Summary” and elsewhere regarding (1) our future strategies and target markets, (2) our future revenues, gross profits and margins, (3) our future research and development (“R&D”) efforts and related expenses, (4) our future selling, general and administrative expenses (“SG&A”), (5) our cash and cash equivalents, short-term marketable securities and cash flows from operations being sufficient to satisfy working capital requirements and capital equipment needs for at least the next 12 months, (6) the possibility of future acquisitions and investments, (7) the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results, including our ability to accurately estimate our assumptions used in valuing stock-based compensation and our ability to estimate and reconcile distributors’ reported inventories to their activities, (8) our ability to estimate future cash flows associated with long-lived assets, and (9) the volatile global economic and financial market condition, (10) our beliefs regarding our unrecognized tax benefits and (11) the impact of our sale of Integrated Memory Logic (“iML”) on our business. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our business, operating results and financial condition to differ materially and adversely from what is projected or implied by any forward- looking statement included in this Quarterly Report. Factors that could cause actual results to differ materially from those stated herein include, but are not limited to: the information contained under the caption “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” as well as those risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016. We disclaim any obligation to update information in any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto, included in this Quarterly Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016, as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended January 1, 2017 are not necessarily indicative of results to be expected for any future period.

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

Third Quarter of Fiscal Year 2017 Executive Summary

iML Sale. On November 9, 2016, we completed the sale of 100% of our wholly-owned subsidiary iML. We received total cash proceeds of $127.9 million net of iML’s cash at closing and other adjustments for fluctuations in working capital. This resulted in the recognition of a total gain of $45.4 million. In addition to the proceeds, $5.0 million of purchase price consideration is held in escrow (the “Holdback Amount”) and will be paid to us subject to the satisfaction of certain conditions. The amount was recorded in other non-current assets line in the condensed consolidated balance sheet. See “Note 3-Discontinued Operations”.

Our fiscal years consist of 52 or 53 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal years 2017 and 2016 consist of 53 and 52 weeks, respectively. The first quarter of fiscal years 2017 and 2016 consist of 14 and 13 weeks, respectively.

Net loss from continuing operations for the third quarter of fiscal year 2017 was $0.3 million, compared with a net income of $0.1 million for the second quarter of fiscal year 2017. The change was mainly due to the increase of stock compensation expense offset by our cost reduction efforts. We continue to manage our operating expenses while continuing to invest an appropriate amount in research and development for future products.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the three months ended January 1, 2017, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2016.

Results of Operations

Our Statements of Operations data were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended
	January 1,	December 27,
	2017	2015	Change
Net Sales:	$27,222	$25,310	$1,912	8%
Cost of sales:
Cost of sales	10,054	9,716	338	3%
Cost of sales-related party	3,118	4,025	(907)	(23%)
Amortization of purchased intangible assets	594	594	-	0%
Total cost of sales	13,766	14,335	(569)	(4%)
Gross profit	13,456	10,975	2,481	23%
Operating expenses:
Research and development	4,964	4,734	230	5%
Selling, general and administrative	9,109	6,781	2,328	34%
Restructuring charges and exit costs, net	-	2,639	(2,639)	(100%)
Total operating expenses	14,073	14,154	(81)	(1%)
Loss from continuing operations	(617)	(3,179)	2,562	(81%)
Other income and expense, net:
Interest income and other, net	212	(12)	224	(1867%)
Interest expense	(80)	(65)	(15)	23%
Loss before income taxes	(485)	(3,256)	2,771	(85%)
Benefit from income taxes	(204)	(1,211)	1,007	(83%)
Loss from continuing operations	(281)	(2,045)	1,764	(86%)
Net income (loss) from discontinued operations	45,660	(5,092)	50,752	(997%)
Net income (loss)	$45,379	$(7,137)	$52,516	(736%)

	Nine Months Ended
	January 1,	December 27,
	2017	2015	Change
Net Sales:	$81,959	$76,248	$5,711	7%
Cost of sales:
Cost of sales	31,473	29,922	1,551	5%
Cost of sales-related party	8,468	12,847	(4,379)	(34%)
Restructuring charges and exit costs	225	740	(515)	(70%)
Proceeds from legal settlement	-	(1,500)	1,500	(100%)
Amortization of purchased intangible assets	1,782	1,833	(51)	(3%)
Total cost of sales	41,948	43,842	(1,894)	(4%)
Gross profit	40,011	32,406	7,605	23%
Operating expenses:
Research and development	14,840	17,007	(2,167)	(13%)
Selling, general and administrative	23,425	21,690	1,735	8%
Merger and acquisition costs	1,270	544	726	133%
Restructuring charges and exit costs, net	923	4,846	(3,923)	(81%)
Impairment of design tools	1,519	-	1,519
Gain of land and building under sale-leaseback arrangement	(9,300)	-	(9,300)
Total operating expenses	32,677	44,087	(11,410)	(26%)
Income (loss) from continuing operations	7,334	(11,681)	19,015	(163%)
Other income and expense, net:
Interest income and other, net	299	(60)	359	(598%)
Interest expense	(147)	(158)	11	(7%)
Income (loss) before income taxes	7,486	(11,899)	19,385	(163%)
Provision for (benefit from) income taxes	141	(5,410)	5,551	(103%)
Net income (loss) from continuing operations	7,345	(6,489)	13,834	(213%)
Net income (loss) from discontinued operations	47,982	(7,355)	55,337	(752%)
Net income (loss)	$55,327	$(13,844)	$69,171	(500%)

Net Sales

Geographically, our net sales in dollars and as a percentage of total net sales were as follows for the periods presented (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	January 1,		December 27,			January 1,		December 27,
	2017		2015		Change	2017		2015		Change
Net sales:
Asia	$17,559	65%	$15,924	63%	10%	$55,612	68%	$49,105	64%	13%
Americas	5,489	20%	5,529	22%	-1%	15,582	19%	14,371	19%	8%
Europe	4,174	15%	3,857	15%	8%	10,765	13%	12,772	17%	-16%
Total	$27,222	100%	$25,310	100%	8%	$81,959	100%	$76,248	100%	7%

For the three months ended January 1, 2017, net sales increased $1.9 million, or 8% compared to the same period in the prior fiscal year. The increase was mainly due to a $1.6 million and $0.3 million increase in sales volume in the Asia and Europe markets, respectively. The increase in net sales was primarily due to the higher sales volume of power management, connectivity, and data compression products.

For the nine months ended January 1, 2017, net sales increased $5.7 million, or 7% compared to the same period in the prior fiscal year. The increase was mainly due to a $6.5 million and $1.2 million increase in sales volume in the Asia and Americas markets, respectively, partially offset by a $2.0 million decrease of sales volume in the Europe market. The increase in net sales was primarily due to the higher sales volume of data compression products. The increase in data compression sales were a result of new customer projects ramping and as a result of a $2.5 million cash consideration we paid to one of our distributors to settle a dispute relating to our data compression products, which we recorded as a one-time reduction of revenue in the third quarter of fiscal year 2016.

Gross Profit

Gross profit for the three months ended January 1, 2017 increased by approximately $2.5 million, as compared to the same period in the prior fiscal year. The increase was primarily a result of our continued cost reduction efforts leading to decreased costs as well as increased advanced product sales which generally sell at higher margins.

Gross profit for the nine months ended January 1, 2017 increased by approximately $7.6 million, as compared to the same period a year ago. The increase was a result of a $0.5 million decrease in restructuring charges and a $2.5 million cash consideration we paid to one of our distributors to settle a dispute relating to our data compression products which we recorded as a one-time reduction of revenue, partially offset by the receipt of $1.5 million of proceeds from a legal settlement related to our data compression products in the second quarter of fiscal year 2016. Further, the increase was also a result of the aforementioned reasons in the paragraph above.

We believe that gross profit will fluctuate as a percentage of sales and in absolute dollars due to, among other factors, the inclusion of product mix, the amortization of the costs of acquired intangibles, product and manufacturing costs, our ability to leverage fixed operational costs, shipment volumes, competitive pricing pressure on our products, and currency fluctuations.

Research and Development (“R&D”)

R&D expenses for the three months ended January 1, 2017 remained consistent, as compared to the same period in the prior fiscal year.

R&D expenses for the nine months ended January 1, 2017 decreased $2.2 million, as compared to the same periods in the prior fiscal year. The decrease was primarily due to our strategic restructuring activities which resulted in a decrease in average headcount combined with a decrease in depreciation expense of $0.5 million associated with design tools impaired subsequent to the first quarter of the prior fiscal year.

We believe that R&D expenses will fluctuate in absolute dollars due to, among other factors, the inclusion of costs associated with increased investment in software development, variable compensation, incentives, annual merit increases and fluctuations in reimbursements under a research and development contract.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months and nine months ended January 1, 2017 increased $2.3 million and $1.7 million, respectively, as compared with the same periods a year ago. The increase was mainly due to an increase of $1.6 million in stock based compensation expense associated with the Fiscal Year 2017 Management Incentive Program (“2017 Incentive Program”) recorded in the three months ended January 1, 2017.

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

Gain on sale of land and building under a sale-leaseback arrangement

During the first fiscal quarter of 2017, we sold our Fremont facility resulting in a gain of $11.9 million. Due to the sale and leaseback provision in the sale agreement, $2.6 million of the gain was deferred and is being recognized on a straight-line basis over the term of the lease and recorded as reduction in rent expense. This resulted in a gain of $9.3 million recorded during the first fiscal quarter of fiscal year 2017.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs for the three and nine months ended January 1, 2017, decreased $2.6 million and $3.9 million, respectively, as compared with the same periods a year ago. See “Note 10 – Restructuring Charges and Exit Costs.”

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income, foreign exchange gains or losses, and realized gains or losses on marketable securities.

Interest income and other, net for the three and nine months ended January 1, 2017 increased $0.2 million and $0.4 million, respectively, as compared with the same periods a year ago. The increase was mainly due to an increase in short term marketable securities.

Interest Expense and Other, Net

Interest expense and other, net attributable to interest paid on capital leases during the three and nine months ended January 1, 2017 each remained consistent with the same period a year ago.

Provision for Income Taxes

 During the three months and nine months ended January 1, 2017, we recorded an income tax benefit from continuing operations of approximately $0.2 million and an income tax expense of $0.1 million, respectively. The income tax expense was primarily due to an income tax provision in foreign jurisdictions. During the three months and nine months ended December 27, 2015, we recorded an income tax benefit from continuing operations of approximately $1.2 million and $5.4 million, respectively. The income tax benefit was primarily due to losses benefited against income from discontinued operations.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations for the three and nine months ended January 1, 2017 was $45.7 million and $48.0 million, respectively, compared to a loss of $5.1 million and $7.4 million, respectively, for the same periods of the prior year. The increase in net income was primarily attributable to the $45.4 million gain we recognized as a result of the completion of the sale of iML.

Liquidity and Capital Resources

	Nine Months Ended
	January 1,	December 27,
	2017	2015
	(dollars in thousands)
Total cash and cash equivalents	$102,023	$53,449
Percentage of total assets	32%	21%

Net cash provided by operating activities	$10,789	$1,104
Net cash provided by (used in) investing activities	25,453	(954)
Net cash provided by (used in) financing activities	10,711	(1,934)
Net increase in cash and cash equivalents	$46,953	$(1,784)

We have adequate cash and cash equivalents and cash flows to fund our operations for at least the next 12 months.

Nine months ended January 1, 2017

Cash generated from our operating activities was $10.8 million during the nine months ended January 1, 2017. Recorded net income from continuing operations of $7.3 million, which included non-cash expenses such as depreciation and amortization of $4.7 million, stock-based compensation expense of $7.1 million and impairment of design tools of $1.5 million. We also recognized a one-time gain on the sale of our Fremont facility of $9.3 million. Cash flow from changes in assets and liabilities was primarily due to an increase in inventory of $3.4 million, a decrease in other current and non-current liabilities of $2.2 million and deferred income of $1.5 million, partially offset by a decrease in accounts receivable of $1.6 million and an increase in accounts payable of $5.0 million due to timing of payments.

Cash provided by investing activities during the nine months ended January 1, 2017 was $25.5 million, primarily from the sale of our Fremont facility which generated $24.1 million and the sale of iML which generated $127.9 million less purchases of short-term marketable securities of $125.8 million.

Cash provided by financing activities during the nine months ended January 1, 2017 was $10.7 million which consisted of net receipts of $13.5 million associated with our employee stock plan, partially offset by $2.8 million in repayment of a lease financing obligation.

Nine months ended December 27, 2015

Cash provided from our operating activities was $1.1 million during the nine months ended December 27, 2015. We recorded a net loss of $6.5 million which included non-cash expenses such as depreciation and amortization of $6.9 million and stock-based compensation expense of $3.8 million. Cash flow from changes in assets and liabilities was primarily due to increases in accounts receivable of $1.8 million, a decrease in prepaid expenses, other current assets and other assets of $7.5 million and an increase in accounts payable of $1.1 million offset by a decrease in deferred income of $2.8 million and a decrease in other current and non-current liabilities of $7.9 million.

Cash used in investing activities during the nine months ended December 27, 2015 was $1.0 million due to the purchase of property, plant and equipment.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at January 1, 2017 were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Purchase commitments (1)	$21,382	$19,036	$718	$791	$837
Operating lease commitments (2)	2,294	1,842	452	-	-
Total	$23,676	$20,878	$1,170	$791	$837

(1)

We place purchase orders with wafer foundries, back end suppliers and other vendors as part of our normal course of business. We expect to receive and pay for wafers, capital equipment and various service contracts over the next 12 months from our existing cash balances.

(2)	Operating lease payments including real property leases for our worldwide offices.

Other commitments

As of January 1, 2017, our unrecognized tax benefits were $17.0 million, of which $3.4 million was classified as other non-current obligations. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $0.8 million during the next 12 months as the statute of limitations expires. See “Note 16 – Income Taxes.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Investment Risk and Interest Rate Sensitivity. We maintain investment portfolio holdings of various issuers, types, and maturity dates with two professional management institutions. The fair value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. Our investment portfolio consisted of cash equivalents, money market funds and fixed income securities of $190.7 million as of January 1, 2017 and money market funds and equity securities of approximately $47,000 as of March 27, 2016. The fixed income securities in our investment portfolio as of January 1, 2017, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by less than 100 basis points from levels as of January 1, 2017, the increase or decline in the fair value of the portfolio would not be material. At January 1, 2017, the difference between the fair value and the underlying cost of the investments portfolio was an unrealized loss of approximately $141,000, net of taxes.

Our short-term investments are classified as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At January 1, 2017, short-term investments consisted of corporate bonds and securities, U.S. government and agency securities, state and local government securities, and certificates of deposit of $190.7 million.

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

Based on the Evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of January 1, 2017.

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

In addition to the cautionary information included in this report and the risk factors indicated below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, filed with the SEC on May 27, 2016, which could materially adversely affect our business, financial condition, and/or results of operations.

Our sale of Integrated Memory Logic, or iML, could materially and adversely affect our future business, results of operations, financial condition and stock price.

On November 9, 2016, we completed the previously announced sale (the “Sale”) of 100% of the issued and outstanding shares of iML, a Cayman Island exempt company and a wholly-owned subsidiary of Exar, pursuant to the terms of that certain Share Purchase Agreement (the “Purchase Agreement”), dated as of June 1, 2016, by and between Exar and Beijing E-town Chipone Technology Co., Ltd. (“Buyer”), a limited liability company of the People’s Republic of China, and solely for the purposes of Article 13 and Article 14 of the Purchase Agreement, Beijing E-Town International Investment & Development Co., Ltd., and Chipone Technology Co., Ltd.. As a result of the Sale and the divestiture of one of our significant lines of business, our results of operations, financial condition and stock price may be harmed, including as a result of the following:

•	we could potentially lose customers or vendors that were engaged by iML employees or who were otherwise primarily associated with iML, but helpful to our remaining business;

•

we could potentially lose negotiation power or be unable to obtain lower pricing at certain distributors, suppliers, vendors, and assembly and test houses as a result of a decrease in our product lines and overall lower volume purchases from suppliers, vendors, and assembly and test houses; and

•

we have agreed to restrictions with the the Buyer that limit how we conduct our continuing LED business, which we are able to continue to operate under a license to certain intellectual property we received back from the Buyer as part of the Sale. These restrictions may not be in our best interests, and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, results of operations, and financial condition.

 The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

As part of the sale of iML, we agreed to indemnify the Buyer for an amount that could be up to the full purchase price for breaches of representations and warranties, covenants and other matters under the Purchase Agreement. If we are required to make indemnification payments, we may not recognize the anticipated benefits from the sale of iML

Under the terms of the Purchase Agreement, we agreed to indemnify the Buyer for breaches of representations and warranties, covenants and other matters. We have agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure our indemnification obligations under the Purchase Agreement. Our indemnification obligations for breaches of representations and warranties survive for 12 months from the closing of the Sale, except for breaches of representations and warranties covering intellectual property, which survive 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Our maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, is $13.6 million, our maximum indemnification obligation for breaches of intellectual property representations is $34.0 million, and our maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount. The aggregate amount recovered by the Buyer in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the Buyer in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million. If we are required to pay any amount to the Buyer as a result of these indemnification obligation, which may include the payment of a material amount or all of the purchase price consideration, we may not obtain the expected benefits of the sale of iML.

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

EXAR CORPORATION (Registrant)

February 3, 2017	By	/s/ Keith Tainsky
Keith Tainsky Chief Financial Officer (On the Registrant’s Behalf and as Principal Financial Officer)

February 3, 2017	By	/s/ Jing Lin
Jing Lin Chief Accounting Officer (On the Registrant’s Behalf and as Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Sublease Agreement, dated January 9, 2017 by and between Exar Corporation and CSR Technology, Inc.					X
10.2	First Amendment to Sublease Agreement, dated February 1, 2017 by and between Exar Corporation and CSR Technology, Inc.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation					X

1 The certifications contained in Exhibit 32.1 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of Exar under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the filing specifically incorporates by reference.